Form 10-Q
period 1997-09-27
WINDY HILL PET FOOD CO INC
filed 1997-11-12
CIK 1041685

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One)
    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

                                       OR
    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from        to
                               _____    _____
                        Commission file number 33-30261

                       WINDY HILL PET FOOD COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                      41-0323270
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)


                               Highwoods Plaza II
                          103 Powell Court, Suite 200
                              Brentwood, TN 37027
                    (Address of Principal Executive Office)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No   X
                                       ----      ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                              September 27, 1997

Common stock, no par value                                                   100

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       WINDY HILL PET FOOD COMPANY, INC.
                                 BALANCE SHEETS
                             (dollars in thousands)

                                                                 September 27,        December 28,
                                                                      1997                1996
                                                                 --------------       -------------
                                                                  (unaudited)           (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $   2,803           $     570
  Accounts receivable,
   net of allowance of $73 and $48, respectively                    14,721               8,224
  Accounts receivable - other                                          483                  19
  Inventories (Note 3)                                              12,327               5,141
  Prepaid expenses                                                     884                 811
  Current deferred tax asset                                             -                  30
  Net assets held for sale                                           1,641                   -
                                                                   -------              ------
        Total current assets                                        32,859              14,795

Property, plant and equipment, net                                  60,930              22,484
Goodwill and other intangible assets,                              100,559              51,515
 net
Investments in joint ventures                                        2,788                   -
Notes receivable                                                       290                   -
Other assets                                                        11,538               3,431
                                                                   -------              ------
        Total assets                                             $ 208,964           $  92,225
                                                                   =======              ======
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of term debt                                   $     938           $  5,800
  Senior secured revolving debt facility                                 -              2,000
  Accounts payable                                                  17,699              9,816
  Accrued liabilities                                                9,841              2,699
  Income taxes payable                                               2,363                  -
                                                                   -------             ------
        Total current liabilities                                   30,841             20,315

Senior secured term debt                                            14,062             35,750
Senior subordinated notes                                          120,000              7,551
Other liabilities                                                    1,435                325
Deferred tax liability - non-current                                 9,901              2,252
                                                                   -------             ------
        Total liabilities                                          176,239             66,193
                                                                   -------             ------
Stockholder's equity:
  Common stock, no par value                                             -                  -
  Paid in capital                                                   35,461             25,681
  Retained earnings (accumulated deficit)                           (2,736)               351
                                                                   -------             ------
        Total stockholder's equity                                  32,725             26,032
                                                                   -------             ------
        Total liabilities and stockholder's equity              $  208,964           $ 92,225
                                                                   =======             ======

                 See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)



                                                                     Company                Old Windy Hill
                                                          -----------------------------------------------------
                                                                           Three Months Ended,
                                                          -----------------------------------------------------
                                                             September 27, 1997       September 28, 1996
                                                          -----------------------------------------------------

Net sales                                                       $  48,887               $  25,595
Cost of goods sold                                                 34,224                  17,191
                                                                ---------               ---------
         Gross profit                                              14,663                   8,404
                                                                ---------               ---------
Selling, distribution and marketing
 expenses:
          Selling and distribution                                  3,955                   2,287
          Trade promotions                                          3,275                   2,540
          Consumer marketing                                          573                      38
                                                                ---------               ---------
Total selling, distribution and marketing expenses                  7,803                   4,865
                                                                ---------               ---------

Amortization of goodwill and other intangibles                      1,030                     371
General and administrative expenses                                 1,733                     956
Equity in earnings of joint ventures                                 (213)                      -
Transition related costs (Note 4)                                   1,251                       -
                                                                ---------               ---------
Total operating expenses                                           11,604                   6,192
                                                                ---------               ---------

          Operating income                                          3,059                   2,212

Interest income                                                       (93)                    (32)
Interest expense                                                    3,336                   1,286
Amortization of deferred financing expense                            229                      97
Other bank and financing expenses                                      29                      13
                                                                ---------               ---------

          (Loss) income before income tax                            (442)                    848
Income tax provision                                                   61                     339
                                                                ---------               ---------
          Net (loss) income                                     $    (503)              $     509
                                                                =========               =========



                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)



                                                              Company           Old Windy Hill
                                                         ---------------------------------------
                                                                  Nine Months Ended,
                                                         ---------------------------------------
                                                         September 27, 1997   September 28, 1996
                                                         ---------------------------------------
Net sales                                                   $  109,210              $   54,724
Cost of goods sold                                              73,553                  36,892
                                                               -------                  ------
         Gross profit                                           35,657                  17,832
                                                               -------                  ------
Selling, distribution and marketing expenses:
         Selling and distribution                                9,587                   5,450
         Trade promotions                                       10,724                   5,386
         Consumer marketing                                      1,074                      97
                                                               -------                  ------
Total selling, distribution and marketing expenses              21,385                  10,933
                                                               -------                  ------
Amortization of goodwill and other intangibles                   2,156                     799
General and administrative expenses                              4,777                   2,627
Equity in earnings of joint ventures                              (242)                      -
Transition related costs (Note 4)                                1,359                       -
                                                               -------                  ------
Total operating expenses                                        29,435                  14,359
                                                               -------                  ------
         Operating income                                        6,222                   3,473

Interest income                                                   (121)                    (48)
Interest expense                                                 6,726                   2,601
Amortization of deferred financing expense                         479                     765
Other bank and financing expenses                                   59                      27
                                                               -------                  ------

         (Loss) before income tax                                 (921)                    128
Income tax (benefit) provision                                    (128)                    448
                                                               -------                  ------
         (Loss) before extraordinary item                         (793)                   (320)
Early extinguishment of debt, net of tax                         2,294                       -
                                                               -------                  ------
         Net (loss)                                         $   (3,087)            $      (320)
                                                               =======                  ======

                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
         Operating Period December 29, 1996 through September 27, 1997
                            (dollars in thousands)
                                  (unaudited)



                                                              Retained
                                            Additional        Earnings
                                   Common     Paid in       (Accumulated
                                   Shares     Capital         Deficit)        Total
                                   ------   -----------     ------------     -------
Balance at December 28, 1996          100      $25,681        $   351        $26,032
Capital contribution                    -       10,000              -         10,000
Equity offering costs                   -         (220)             -           (220)
Net (loss)                              -            -         (3,087)        (3,087)
                                      ---      -------        -------        -------

Balance at September 27, 1997         100      $35,461        $(2,736)       $32,725
                                      ===      =======        =======        =======

                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                                  Company            Old Windy Hill
                                                                             ---------------------------------------
                                                                                        Nine Months Ended,
                                                                             ---------------------------------------
                                                                             September 27, 1997   September 28, 1997
                                                                             ------------------   ------------------
Cash flows from operating activities:
     Net (loss)                                                                   $  (3,087)          $   (320)
     Early extinguishment of debt, net of tax                                         2,294                  -
     Adjustments to reconcile net (loss) to cash provided by operating activities:
          Depreciation and amortization                                               4,501              2,301
          Deferred income taxes                                                       1,553                448
          Change in assets and liabilities, net of effects of businesses acquired:
                Decrease (increase) in accounts receivable                            1,155             (2,657)
                (Increase) in inventories                                            (1,047)            (1,135)
                Decrease (increase) in prepaid expenses                                  55               (368)
                (Decrease) increase in accounts payable                              (2,166)             5,184
                Increase in accrued liabilities                                       5,900                684
                                                                                  ---------           --------
Net cash provided by operating activities                                             9,158              4,137
                                                                                  ---------           --------
Cash flows from investing activities:
          Additions to property, plant and equipment                                 (2,415)              (933)
          Additions to other assets                                                    (809)               176
          Payments and advances for joint ventures                                    1,376                  -
          Payment for acquisition of business                                      (136,440)           (54,831)
          Proceeds from sale of business                                             50,017                  -
          Income taxes payable from sale of business                                  2,363                  -
                                                                                  ---------           --------
Net cash used in investing activities                                               (85,908)           (55,588)
                                                                                  ---------           --------
Cash flows from financing activities:
          Proceeds from long term borrowings                                        189,500             55,000
          Payment of borrowings                                                    (109,952)           (18,500)
          Capital contributions from Holdings                                        10,000             19,000
          Debt issuance and equity offering costs                                   (10,565)            (3,183)
                                                                                  ---------           --------
Net cash provided by financing activities                                            78,983             52,317
                                                                                  ---------           --------

Increase in cash and cash equivalents                                                 2,233                866

Cash and cash equivalents, beginning of period                                          570                515
                                                                                  ---------           --------

Cash and cash equivalents, end of period                                          $   2,803           $  1,381
                                                                                  =========           ========

                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Basis of Presentation

The interim financial statements of Windy Hill Pet Food Company, Inc. (the "Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results for the prior year periods include certain reclassifications to conform with the current year presentation. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, reference should be made to the financial statements for the fiscal year ended December 28, 1996 and the notes thereto included in the Company's Registration Statement on Form S-4 on file at the Securities and Exchange Commission.

NOTE 2 - ACQUISITIONS

On May 21, 1997, Windy Hill Pet Food Acquisition Co., a newly formed indirect subsidiary of Windy Hill Pet Food Holdings, Inc. ("Holdings"), merged with and into Hubbard Milling Company ("Hubbard") and Windy Hill Pet Food Company, Inc. ("Old Windy Hill"), a wholly-owned subsidiary of Holdings, purchased all of the capital stock of Armour Corporation, a holding company which owned 16% of the capital stock of Hubbard. Concurrently, Hubbard, the surviving corporation in the merger, was renamed Windy Hill Pet Food Company, Inc. (the "Company"), and Holdings transferred all the operating assets and liabilities, including $27.0 million of equity and $51.0 million of indebtedness (the "Existing Indebtedness") of Old Windy Hill to the Company. The net purchase price of Hubbard was approximately $133.4 million (net of cash acquired). For financial reporting purposes, these transactions were accounted for as a purchase of Hubbard by Old Windy Hill. The allocation of the purchase price has not been finalized; however, any changes are not expected to be material. The merger was financed with (i) a $10.0 million capital contribution from Holdings, (ii) term debt of $20.0 million and revolving debt of $45.0 million under a $65.0 million senior secured debt facility, and (iii) proceeds from the issuance of $120.0 million of senior subordinated notes. Simultaneously with the merger, the Company sold its animal feed business to Feed-Rite (US) Animal Feeds, Inc., a subsidiary of the Ridley Group. The net after tax proceeds, subject to certain adjustments, were approximately $50.0 million. The proceeds were used to repay senior secured debt.

The acquisition has been accounted for using the purchase method and accordingly, the results of operations are included in the Statements of Operations from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair market value and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets.

Had the acquisition taken place January 1, 1996, the unaudited pro forma net sales and income before income taxes for the quarter ended September 30, 1996 would have been $54,273,000 and $51,000, respectively. The unaudited pro forma net sales and income (loss) before income taxes for the nine months ended September 27, 1997 would have been $153,005,000 and $960,000, respectively, and for the nine months ended September 30, 1996 would have been $147,244,000 and $(2,488,000), respectively.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):


                   September 27, 1997     December 28, 1996
                   ------------------     -----------------
Raw materials          $ 3,494                $1,253
Packaging                6,970                 2,339
Finished goods           1,863                 1,549
                       -------                ------
                       $12,327                $5,141
                       =======                ======

NOTE 4 - TRANSITION RELATED COSTS

Transition related expenses represent one-time costs incurred to integrate the Hubbard acquisition. These expenses include transitional employee compensation, relocation expenses, recruiting fees, training costs, systems conversion costs, and other unique transitional expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's Registration Statement on the Form S-4 for the period ended December 28, 1996.

A. The following tables set forth, for the periods indicated, the percentage which the items in the Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period.

COMPARATIVE RESULTS: THREE MONTHS ENDED SEPTEMBER 27, 1997 (UNAUDITED)

                                                   Company                      Old Windy Hill
                                             --------------------------------------------------    Period to
                                                            Three Months Ended,                     Period
                                             --------------------------------------------------    Increase
                                              September 27, 1997            September 28, 1996    (Decrease)
                                             -------------------            -------------------    --------
                                                      ($000)                     ($000)
Net sales                                    $  48,887    100.0%            $  25,595    100.0%      91.0%
Cost of goods sold                              34,224     70.0                17,191     67.2       99.1
                                                ------    -----                ------    -----
     Gross profit                               14,663     30.0                 8,404     32.8       74.5
                                                ------    -----                ------    -----
Selling, distribution and
 marketing expenses:
     Selling and distribution                    3,955      8.1                 2,287      8.9       72.9
     Trade promotions                            3,275      6.7                 2,540      9.9       28.9
     Consumer marketing                            573      1.2                    38      0.2    1,407.9
                                                ------    -----                ------    -----
Total selling, distribution
 and marketing expenses                          7,803     16.0                 4,865     19.0       60.4
                                                ------    -----                ------    -----
Amortization of goodwill
 and other intangibles                           1,030      2.1                   371      1.5      177.6
General and administrative
 expenses                                        1,733      3.5                   956      3.7       81.3
Equity in earnings
 of joint ventures                                (213)    (0.4)                    -      0.0        0.0
Transition related costs                         1,251      2.5                     -      0.0        0.0
                                                ------    -----                ------    -----
Total operating expenses                        11,604     23.7                 6,192     24.2       87.4
                                                ------    -----                ------    -----
     Operating income                            3,059      6.3                 2,212      8.6       38.3

Interest income                                    (93)    (0.2)                  (32)    (0.1)     190.6
Interest expense                                 3,336      6.8                 1,286      5.0      159.4
Amortization of deferred
 financing expense                                 229      0.5                    97      0.4      136.1
Other bank and financing
 expenses                                           29      0.1                    13      0.0      123.1
                                                ------    -----                ------    -----
     (Loss) income before
         income taxes                             (442)    (0.9)                  848      3.3     (152.1)
Income tax provision                                61      0.1                   339      1.3      (82.0)
                                                ------    -----                ------    -----
     Net (loss) income                       $    (503)    (1.0)%           $     509      2.0%    (198.8)%
                                                ======    =====                ======    =====

                             RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996


Net Sales. Net sales for the 1997 quarter were $48.9 million which were $23.3 million, or 91%, higher than the comparable 1996 quarter. The increase was due primarily to the inclusion of $26.3 million of sales attributable to the acquisition of Hubbard in May 1997, which was partially offset by a $3.0 million decline in sales of Old Windy Hill as compared to the third quarter of 1996.
The decline in sales at Old Windy Hill was the result of a $2.3 million decline in co-pack sales and a $1.7 million shortfall in economy branded dog and cat food products which was mitigated by a $1.0 million increase in sales of private label dog food products.

Gross Profit. Gross profit for the three months ended September 27, 1997 was $14.7 million, or 30.0% of net sales, as compared to $8.4 million, or 32.8% of net sales, for the same period in 1996. The decrease as a percentage of net sales was due to the inclusion of Hubbard's sales which are primarily private label pet food products and have a lower gross margin than the Old Windy Hill branded products.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses decreased as a percentage of net sales to 16.0% for the three months ended September 27, 1997 from 19.0% for the comparable period in 1996. The decrease was due to private label pet food products, which do not require the same level of trade promotions as branded products, accounting for a higher percentage of the Company's sales mix in the third quarter of 1997. In addition, the Company experienced distribution efficiencies as a result of the Hubbard acquisition.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased as a result of the acquisition of Hubbard in May 1997.

General and Administrative Expenses. General and administrative expenses increased to $1.7 million for the three months ended September 27, 1997, up 81.3% over the comparable three months in 1996. However, general and administrative expenses decreased as a percentage of net sales to 3.5% for the third quarter of 1997 from 3.7% for the third quarter of 1996. The dollars increased due to additional staffing and infrastructure required as a result of the Hubbard acquisition; however, they decreased as a percentage of net sales due to efficiencies resulting from putting the companies together.

Equity in Earnings of Joint Ventures. As part of the Hubbard acquisition, the Company became a 50% equity partner in four joint ventures engaged in the business of manufacturing pet food products. The $0.2 million of earnings represents the Company's share in the net profits of the joint ventures.

Transition Related Costs. Management believes that transition related expenses represent one-time costs incurred to integrate the Hubbard acquisition. These expenses include transitional employee compensation, relocation expenses, recruiting fees, training costs, systems conversion costs, and other unique transitional expenses.

Operating Income. Operating income increased to $3.1 million for the three months ended September 27, 1997, which was 38.3% above the $2.2 million for the comparable three months in 1996. Operating income decreased as a percentage of net sales to 6.3% for the three months ended September 27, 1997 compared to 8.6% for 1996. However, if one-time transition related costs are added back, operating income as a percentage of net sales would have increased to 8.8%. The improvement was attributable to the acquisition of Hubbard and the efficiencies resulting from putting Old Windy Hill and Hubbard together.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate interest expense and amortization of deferred financing expense totaled $3.6 million for the three months ended September 27, 1997 compared to $1.4 million for the comparable period in 1996. The increase was due to the incremental debt incurred to finance the Hubbard acquisition.

Provision for Income Taxes. The Company's income tax provision was the computational result of an adjustment to the income tax benefit recorded for the nine months ended September 27, 1997.

COMPARATIVE RESULTS: NINE MONTHS ENDED SEPTEMBER 27, 1997 (UNAUDITED)

                                                     Company                     Old Windy Hill
                                                ------------------------------------------------   Period to
                                                                Nine Months Ended,                   Period
                                                ------------------------------------------------    Increase
                                                September 27, 1997            September 28, 1996   (Decrease)
                                                ------------------            ------------------   ----------
                                                 ($000)                         ($000)
Net sales                                       $109,210     100.0%            $54,724    100.0%      99.6%
Cost of goods sold                                73,553      67.3              36,892     67.4       99.4
                                                --------     -----             -------    -----
      Gross profit                                35,657      32.7              17,832     32.6      100.0
                                                --------     -----             -------    -----
Selling, distribution and
   marketing expenses:
     Selling and distribution                      9,587       8.8               5,450     10.0       75.9
     Trade promotions                             10,724       9.8               5,386      9.8       99.1
     Consumer marketing                            1,074       1.0                  97      0.2    1,007.2
                                                --------     -----             -------    -----
Total selling, distribution
   and marketing expenses                         21,385      19.6              10,933     20.0       95.6
                                                --------     -----             -------    -----

Amortization of goodwill
   and other intangibles                           2,156       2.0                 799      1.4      169.8
General and administrative
   expenses                                        4,777       4.4               2,627      4.8       81.8
Equity in earnings
   of joint ventures                                (242)     (0.2)                  -      0.0        0.0
Transition related costs                           1,359       1.2                   -      0.0        0.0
                                                --------     -----             -------    -----
Total operating expenses                          29,435      27.0              14,359     26.2      105.0
                                                --------     -----             -------    -----

      Operating income                             6,222       5.7               3,473      6.4       79.2

Interest income                                     (121)     (0.1)                (48)    (0.1)     152.1
Interest expense                                   6,726       6.2               2,601      4.8      158.6
Amortization of deferred
   financing expense                                 479       0.4                 765      1.4      (37.4)
Other bank and financing
   expenses                                           59       0.0                  27      0.1      118.6
                                                --------     -----             -------    -----
      (Loss) income before
             income taxes                           (921)     (0.8)                128      0.2     (819.5)
Income tax (benefit) provision                      (128)     (0.1)                448      0.8     (128.6)
                                                --------     -----             -------    -----
      (Loss) before
             extraordinary item                     (793)     (0.7)               (320)    (0.6)     147.8
Early extinguishment of
   debt, net of tax                                2,294       2.1                   -      0.0        0.0
                                                --------     -----             -------    -----

       Net (loss)                               $ (3,087)     (2.8)%           $  (320)    (0.6)%   (864.7)%
                                                ========     =====             =======    =====

                             RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996


Net Sales. Net sales for the nine months ended September 27, 1997 were $109.2 million which were $54.5 million, or 99.6%, higher than the comparable 1996 period. The increase was due to the following factors: (i) the inclusion of $37.1 million of sales attributable to the acquisition of Hubbard, (ii) a full nine months of sales of the pet food business of Heinz Pet Products ("HPP") acquired in April 1996 versus five months of sales in the prior year's comparable period, which added $9.9 million of sales, and (iii) a $7.5 million sales increase of Old Windy Hill pet food products in principally the private label and branded dog food product lines.

Gross Profit. Gross profit for the nine months ended September 27, 1997 was $35.7 million, or 32.7% of net sales, as compared to $17.8 million, or 32.6% of net sales, for the same period in 1996. The lower gross margin generated by the inclusion of Hubbard sales was offset by the higher margin produced by the branded product lines acquired from HPP and the inclusion of such branded product lines for nine months of 1997 versus five months in 1996.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses decreased as a percentage of net sales to 19.6% for the nine months ended September 27, 1997 from 20.0% for the comparable nine month period in 1996. Lower selling and distribution expenses as a percentage of sales accounted for most of the decrease as the Company has achieved distribution efficiences from both the HPP and Hubbard acquisitions.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased as a result of the acquisition of the HPP pet food brands in April 1996 and Hubbard in May 1997.

General and Administrative Expenses. General and administrative expenses increased to $4.8 million for the nine months ended September 27, 1997, up 81.8% over the comparable nine months in 1996. However, general and administrative expenses decreased as a percentage of net sales to 4.4% for the first nine months of 1997 from 4.8% for the comparable period in 1996. The dollars increased due to additional staffing and infrastructure required as a result of the acquisition of brands from HPP and the Hubbard acquisition; however, general and administrative expenses decreased as a percentage of net sales due to efficiencies resulting from putting the companies together.

Equity in Earnings of Joint Ventures. As part of the Hubbard acquisition, the Company became a 50% equity partner in four joint ventures engaged in the business of manufacturing pet food products. The $0.2 million of earnings represents the Company's share in the net profits of the joint ventures.

Transition Related Costs. Management believes that transition related expenses represent one-time costs incurred to integrate the Hubbard acquisition. These expenses include transitional employee compensation, relocation expenses, recruiting fees, training costs, systems conversion costs, and other unique transitional expenses.

Operating Income. Operating income increased to $6.2 million for the nine months ended September 27, 1997 which was 79.2% higher than the $3.5 million for the comparable nine months in 1996. Operating income decreased as a percentage of net sales to 5.7% for the nine months ended September 27, 1997 compared to 6.4% for 1996. However, if one-time transition related costs are added back, operating income as a percentage of net sales would have increased to 6.9%. The improvement was attributable to the acquisition of the brands from HPP and the Hubbard acquisition and the efficiencies resulting from putting Old Windy Hill and Hubbard together.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate interest expense and amortization of financing expense totaled $7.2 million for the nine months ended September 27, 1997 compared to $3.4 million for the comparable period in 1996. The increase was due to the incremental debt incurred to finance the HPP acquisition in April 1996 and the Hubbard acquisition in May 1997.

Provision for Income Taxes. The income tax benefit as a percentage of loss before taxes for the current period was less than the expected benefit computed by applying the expected tax rate due to the non-deductible goodwill amortization associated with the stock purchase of Hubbard.

                        LIQUIDITY AND CAPITAL RESOURCES


On May 21, 1997, the Company incurred additional debt and raised additional equity to fund the acquisition and the concurrent merger of Hubbard, as more fully described in Note 2 to the financial statements. Simultaneously with the merger, the Company sold its animal feed division (also described in Note 2) and received net proceeds of approximately $50.0 million. After the merger and sale, the Company's capital structure was as follows: (i) senior secured term debt of $15.0 million, (ii) senior subordinated notes issued in the amount of $120.0 million, and (iii) capital contributed from Holdings in the amount of $35.5 million, of which $10.0 million was contributed at the time of the Hubbard acquisition. The Company also has a $45.0 million senior secured acquisition debt facility and a $20.0 million senior secured working capital debt facility.

For the nine months ended September 27, 1997, cash provided by operations was $11.5 million. Net income before non-cash charges provided $5.3 million of cash. The non-cash charges included a write off of loan acquisition costs in the amount of $2.3 million associated with the early extinguishment of Existing Indebtedness (as defined in Note 2). Net working capital provided $3.9 million of cash. The Company's current assets and current liabilities have increased substantially from the balances at December 31, 1996 as a result of the Hubbard acquisition.

During the nine month period, the Company spent $2.4 million on capital expenditures, primarily machinery and equipment to maintain its plants. The Company plans to spend approximately $5.0 million on capital expenditures during fiscal 1997. During the nine month period, the Company received $1.4 million in cash from its joint venture partnerships. On August 31, 1997, the Company acquired the remaining 50% interest in one of its joint ventures located in Maumee, Illinois for a purchase price of $1.0 million.

As of September 27, 1997, the Company had $2.8 million of cash and cash equivalents. The Company's primary sources of liquidity are cash from operations and borrowings under its $20.0 million working capital debt facility. Based on current estimates of cash flow and operating expenses, the Company believes that the available borrowing capacity combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as meet existing obligations.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        Exhibit
        Number                             Exhibit
        ------                             -------
         2.1         Merger Agreement, dated as of March 21, 1997, by and among Hubbard Milling
                      Company, Windy Hill Pet Food Company, Inc. and Windy Hill Pet Food Acquisition
                      Co. (the "Merger Agreement") (incorporated by reference to Exhibit 2.1 to the
                      Company's Form S-4 on September 29, 1997 (the "S-4")).

         2.2         Amendment to Merger Agreement dated as of March 31, 1997 (incorporated by reference to Exhibit 2.2 to the S-4).

         2.3         Articles of Merger dated May 21, 1997, of Windy Hill Pet Food Acquisition Co.
                      into Hubbard Milling Company (incorporated by reference to Exhibit 2.3 of the
                      S-4).

         2.4         Stock Purchase Agreement, dated as of April 22, 1997, by and between Windy
                      Hill Pet Food Company, Inc. and the shareholders of Armour Corporation
                      (incorporated by reference to Exhibit 2.4 to the S-4).

         2.6         Asset Purchase Agreement, dated as of April 25, 1997, by and among Windy Hill
                      Pet Food Company, Inc., Windy Hill Acquisition Co. and Feed-Rite (US)
                      Animal Feeds, Inc. (incorporated by reference to Exhibit 2.6 to the S-4).

         2.7          Asset Purchase Agreement, dated as of April 17, 1996, among Heinz Pet Products
                       Company, a division of Star-Kist Foods, Inc., H.J. Heinz Company, Perk Foods
                       Co., Incorporated, ProMark International, Inc., Windy Hill Pet Food Holdings,
                       Inc. and Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit
                       2.7 to the S-4).

         2.8          Amendment to Asset Purchase Agreement, dated as of April 26, 1996, among
                       Heinz Pet Products Company, a division of Star-Kist Foods, Inc., Perk Foods Co.,
                       Incorporated, ProMark International, Inc., H.J. Heinz Company, Windy Hill Pet
                       Food Holdings, Inc. and Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit 2.8 to the S-4).

         3.1          Certificate of Amended and Restated Articles of Incorporation of Windy Hill Pet
                      Food Company, Inc. (incorporated by reference to Exhibit 3.1 to the S-4).


    Exhibit
    Number                 Exhibit
    -----                  -------
     3.2             By-Laws of Windy Hill Pet Food Company, Inc. (incorporated by reference to
                     Exhibit 3.2 to S-4).

     4.1             Indenture, dated as of May 21, 1997, between Windy Hill
                     Pet Food Company, Inc. and Wilmington Trust Company
                     (incorporated by reference to Exhibit 4.1 to S-4).

     4.2             Form of Exchange Note (incorporated by reference to Exhibit
                     4.2 to S-4).

     4.3             Registration Rights Agreement, dated May 21, 1997, between
                     Windy Hill Pet Food Company, Inc., Chase Securities Inc., and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.3 to S-4).

     4.4             Global Note, dated May 21, 1997, issued by Windy Hill Pet
                     Food Company, Inc. to the Depository Trust Company and registered in the name of Cede & Co. in the principal amount of $120,000,000 (incorporated by reference to Exhibit 4.4 to S-4).

     10.1            Distribution Agreement, dated May 21, 1997, by and between
                     Windy Hill Pet Food Company, Inc. and Feed-Rite (US) Animal
                     Feeds, Inc. (incorporated by reference to Exhibit 10.1 to
                     S-4).

     10.2            License Agreement, dated May 21, 1997, by and between Feed-
                     Rite (US) Animal Feeds, Inc. and Windy Hill Pet Food
                     Company, Inc. (incorporated by reference to Exhibit 10.2 to
                     S-4).

     10.3            Guaranty Agreement, dated April 25, 1997 among Feed-Rite
                     Ltd., Windy Hill Pet Food Acquisition Co. and Windy Hill
                     Pet Food Company, Inc. (incorporated by reference to
                     Exhibit 10.3 to S-4).

     10.4            Memorandum of Agreement, dated as of May 21, 1997, among
                     Windy Hill Pet Food Company, Inc., Windy Hill Pet Food
                     Acquisition Co. and Feed-Rite (US) Animal Feeds, Inc.
                     (incorporated by reference to Exhibit 10.4 to S-4).

     10.5             Assignment of Trademarks, dated May 21, 1997, by Windy
                      Hill Pet Food Company, Inc. to Feed-Rite (US) Animal
                      Feeds, Inc. (incorporated by reference to Exhibit 10.5 to
                      S-4).

     10.6 Employee Benefits Agreement, dated May 21, 1997, by and between Windy Hill Pet Food Company, Inc. and Feed-Rite
                      (US) Animal Feeds, Inc. (incorporated by reference to
                      Exhibit 10.6 to S-4).


     Exhibit
     Number                   Exhibit
---------------      ----------------------------
10.7                 Disbursing Agreement, dated as of May 21, 1997, by and
                     among Hubbard Milling Company, Richard P. Confer, Windy
                     Hill Pet Food Company, Inc. and Norwest Bank of Minnesota,
                     N.A. (incorporated by reference to Exhibit 10.7 to S-4).

10.8                 Term Note, dated May 21, 1997, issued by Windy Hill Pet
                     Food Company, Inc. to BankBoston, N.A. in the principal amount of $1,505,882.35 (incorporated by reference to Exhibit 10.8 to S-4).

10.9                 Term Note, dated May 21, 1997, issued by Windy Hill Pet
                     Food Company, Inc. to SouthTrust Bank of Alabama, National
                     Association in the principal amount of $1,505,882.35
                     (incorporated by reference to Exhibit 10.9 to S-4).

10.10                Term Note, dated May 21, 1997, issued by Windy Hill Pet
                     Food Company, Inc. to First Source Financial LLP in the principal amount of $1,505,882.35 (incorporated by reference to Exhibit 10.10 to S-4).

10.11                Term Note, dated May 21, 1997, issued by Windy Hill Pet
                     Food Company, Inc. to NationsBank of Tennessee, N.A. in the principal amount of $1,505,882.35 (incorporated by reference to Exhibit 10.11 to S-4).

10.12                Acquisition Note, dated May 21, 1997, issued by Windy Hill
                     Pet Food Company, Inc. to BankBoston, N.A. in the principal amount of $3,388,235.30 (incorporated by reference to Exhibit 10.12 to S-4).

10.13                Acquisition Note, dated May 21, 1997, issued by Windy Hill
                     Pet Food Company, Inc. to First Source Financial LLP in the principal amount of $3,388,235.30 (incorporated by reference to Exhibit 10.13 to S-4).

10.14                Acquisition Note, dated May 21, 1997, issued by Windy Hill
                     Pet Food Company, Inc. to SouthTrust Bank of Alabama,
                     National Association in the principal amount of $3,388,235.30 (incorporated by reference to Exhibit 10.14 to S-4).

10.15                Acquisition Note, dated May 21, 1997, issued by Windy Hill
                     Pet Food Company, Inc. to NationsBank of Tennessee, N.A. in the principal amount of $3,388,235.30 (incorporated by reference to Exhibit 10.15 to S-4).

10.16                Credit Agreement, dated as of May 21, 1997, among Windy
                     Hill Pet Food Acquisition Co., the several banks and other financial institutions from time to time parties thereto, Credit Suisse First Boston, as Administration Agent, and
                     The Chase Manhattan Bank, as Documentation Agent
                     (incorporated by reference to Exhibit 10.16 to S-4).



   Exhibit
   Number                   Exhibit
--------------       ---------------------

10.17                Guarantee and Collateral Agreement, dated as of May 21,
                     1997, made by Windy Hill Pet Food Holdings, Inc., WHPF
                     Inc., Armour Corporation, Windy Hill Pet Food Company,
                     Inc., each of these signatories thereto in favor of Credit
                     Suisse First Boston, as Administrative Agent for the banks and other financial institutions, and the Chase Manhattan
                     Bank, as Documentation Agent (incorporated by reference to Exhibit 10.17 to S-4).

10.18 Consent and Release of Lenders, dated May 19, 1997, related to the credit facility, dated as of April 29, 1996, by and among Windy Hill Pet Food Company, Inc., Windy Hill Pet
                     Food Holdings, Inc. and their subsidiaries, NationsBank of Tennessee, N.A. as Administrative Agent and PNC Bank,
                     National Association, as Documentation Agent (incorporated by reference to Exhibit 10.18 to S-4).

10.19                Consent and Release of PNC Capital Corp., dated May 20,
                     1997, related to the Note Purchase Agreement dated as of April 29, 1996 between Windy Hill Pet Food Company, Inc.
                     and PNC Capital Corp. (incorporated by reference to Exhibit
                     10.19 to S-4).

10.20                Statement of Understanding regarding Pet Food Joint
                     Venture, dated June 1, 1984, between the Andersons and
                     Hubbard Milling Company (incorporated by reference to
                     Exhibit 10.20 to S-4).

10.21                Supplement No. 1 to Statement of Understanding regarding
                     Pet Food Joint Venture, dated as of May 31, 1989, between
                     The Andersons and Hubbard Milling Company (incorporated by reference to Exhibit 10.21 to S-4).

10.22                Supplement No. 2 to Statement of Understanding regarding
                     Pet Food Joint Venture, dated as of November 27, 1990, between the Andersons and Hubbard Milling Company
                     (incorporated by reference to Exhibit 10.22 to S-4).

10.23                Supplement No. 3 to Statement of Understanding regarding
                     Pet Food Joint Venture, dated as of November 18, 1992, between the Andersons and Hubbard Milling Company
                     (incorporated by reference to Exhibit 10.23 to S-4).

10.24                Supplement No. 4 to Statement of Understanding regarding
                     Pet Food Joint Venture, dated as of November 9, 1994, between the Andersons and Hubbard Milling Company
                     (incorporated by reference to Exhibit 10.24 to S-4).

10.25                Supplement No. 5 to Statement of Understanding regarding
                     Pet Food Joint Venture, dated as of January 16, 1997, between the Andersons and Hubbard Milling Company
                     (incorporated by reference to Exhibit 10.25 to S-4).

                                      19



     Exhibit
     Number                 Exhibit
----------------     ----------------------

10.26                Statement of Understanding regarding Pet Food Joint
                     Venture, dated as of January 28, 1988, between the Merrick
                     Pet Foods and Hubbard Milling Company (incorporated by reference to Exhibit 10.26 to S-4).

10.27 Joint Venture Agreement, dated as of January 9, 1992, between MFA, Inc. and Hubbard Milling Company (incorporated by reference to Exhibit 10.27 to S-4).

10.28                Joint Venture Agreement, dated as of July 28, 1993, between
                     J.R. Simplot Company and Hubbard Milling Company
                     (incorporated by reference to Exhibit 10.28 to S-4).

10.29                Joint Venture Agreement, dated as of April 7, 1995, between
                     Flint River Mills, Inc. and Hubbard Milling Company
                     (incorporated by reference to Exhibit 10.29 to S-4).

10.30 Statement of Understanding regarding Pet Food Venture, dated as of August 10, 1993, between Phelps Industries,
                     Inc. and Hubbard Milling Company (incorporated by reference to Exhibit 10.30 to S-4).

10.31                Purchase Agreement, dated May 16, 1997, among the Windy
                     Hill Acquisition Co., and Chase Securities Inc., and Credit
                     Suisse First Boston Corporation (incorporated by reference to Exhibit 10.31 to S-4).

10.32                Trademark License and Option Agreement, dated April 29,
                     1996, among Windy Hill Pet Food Company, Inc., ProMark
                     International, Inc., Heinz Pet Products Company, a division of Star-Kist Foods, Inc. and H.J. Heinz Company
                     (incorporated by reference to Exhibit 10.32 to S-4).

10.33                Trademark License Agreement, dated April 1996, between Windy
                     Hill Pet Food Company, Inc. and Heinz Pet Products Company, a division of Star-Kist, Inc. (incorporated by reference to Exhibit 10.33 to S-4).

10.34                License Agreement, dated April 29, 1996, between Park Foods
                     Co., Incorporated and Windy Hill Pet Food Company, Inc.
                     (incorporated by reference to Exhibit 10.34 to S-4).

10.35 Transition Storage Agreement, dated as of April 29, 1996, between Heinz Pet Products Company, a division of Star-Kist
                     Foods, Inc. and Windy Hill Pet Food Company, Inc.
                     (incorporated by reference to Exhibit 10.35 to S-4).


     Exhibit
     Number                 Exhibit
---------------      -------------------------

10.36 Transition Services Agreement, dated as of April 29, 1996, among Heinz Pet Products Company, a division of Star-Kist
                     Foods, Inc., H.J. Heinz Company of Canada Ltd., and Windy
                     Hill Pet Food Company, Inc. (incorporated by reference to
                     Exhibit 10.36 to S-4).

10.37                Lease Agreement, dated as of May 16, 1997, between W. Fred
                     Williams, Trustee for the Benefit of Highwoods/Tennessee
                     Holdings, L.P., as Lessor and Windy Hill Pet Food Company,
                     Inc. as Lessee (incorporated by reference to Exhibit 10.37 to S-4).

10.38                Lease Agreement, dated as of February 25, 1995, between
                     Eastpark, L.P., as Lessor and Windy Hill Pet Food Company,
                     Inc. as Successor in interest to P.F.B. Partnership, as Lessee (incorporated by reference to Exhibit 10.38 to S-4).

10.39                Software License Agreement, dated April 29, 1996, between
                     Agri-Data System, Inc. and Windy Hill Pet Food Company,
                     Inc. (incorporated by reference to Exhibit 10.39 to S-4).

10.40                Employment Agreement, dated April 29, 1996, by and between
                     Windy Hill Pet Food Company, Inc. and Robert V. Dale
                     (incorporated by reference to Exhibit 10.40 to S-4).

10.41                Employment Agreement, dated April 29, 1996, by and between
                     Windy Hill Pet Food Company, Inc. and Donald L. Gadd
                     (incorporated by reference to Exhibit 10.41 to S-4).

10.42                Employment Agreement, dated April 29, 1996, by and between
                     Windy Hill Pet Food Company, Inc. and F. Donald Cowan, Jr.
                     (incorporated by reference to Exhibit 10.42 to S-4).

10.43                Employment Agreement, dated April 29, 1996, by and between
                     Windy Hill Pet Food Company, Inc. and Vaughn R. Oakley
                     (incorporated by reference to Exhibit 10.43 to S-4).

10.44 Amended and Restated Management Services Agreement, dated as of May 2, 1997, between Windy Hill Pet Food Company,
                     Inc. and Dartford Partnership L.L.C. (incorporated by reference to Exhibit 10.44 to S-4).

10.45                Letter Agreement, dated April 29, 1996, between Windy Hill
                     Pet Food Company, Inc. and Bruckmann, Rosser, Sherrill &
                     Co., Inc. (incorporated by reference to Exhibit 10.45 to S-
                     4).


     Exhibit
     Number                  Exhibit
-----------------    -----------------------

10.46                Letter Agreement, dated May 21, 1997, among WHPF, Inc.,
                     Windy Hill Pet Food Company, Inc. and Bruckmann, Rosser,
                     Sherrill & Co., Inc. (incorporated by reference to Exhibit
                     10.46 to S-4).

27.1                 Financial Data Schedule for the period ended September 27,
                     1997, submitted to the Securities and Exchange Commission in electronic format.

99.1                 Form of Exchange Agent Agreement to be entered into Windy
                     Hill Pet Food Company, Inc. and Wilmington Trust Company
                     (incorporated by reference to Exhibit 99.1 to S-4).

99.2 Form of Letter of Transmittal (incorporated by reference to Exhibit 99.2 to S-4).

99.3 Form of Notice of Guarantee Delivery (incorporated by reference to Exhibit 99.3 to S-4).


(b) Reports on Form 8-K

    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WINDY HILL PET FOOD COMPANY, INC.


Dated  November 11, 1997            By:     /s/ Charles Dunleavy
      ------------------               --------------------------------
                                                Charles Dunleavy
                                          Chief Financial Officer and
                                            Vice President, Finance
                                          and duly authorized officer