Form 10-K405
period 1997-12-27
WINDY HILL PET FOOD CO INC
filed 1998-03-27
CIK 1041685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

                        Commission file number 33-30261
                       WINDY HILL PET FOOD COMPANY, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                                                   41-0323270
                         --------                                                   ----------
(State or Other Jurisdiction of Incorporation or Organization)          (IRS Employer Identification No.)

                              Highwoods Plaza II
                          103 Powell Court, Suite 200
                             Brentwood, TN  37027
          (Address of Principal Executive Office, Including Zip Code)

                                (615) 373-7774
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class              Name of Each Exchange on Which Registered
  -------------------              -----------------------------------------

  None
  -------------------              -----------------------------------------

     Securities registered pursuant to Section 12(g) of the Act
     None                          (Title of Class)
     ---------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of Affiliate in Rule 405.) Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                   March 1, 1998
Common stock, $0.01 par value                                                100

PART I
------

ITEM 1:   BUSINESS
------------------

Business History
----------------

On February 28, 1995, Windy Hill Pet Food Company, L.L.C. ("LLC") acquired substantially all of the assets and liabilities of the pet food division of Martha White Foods, Inc. for $21.0 million. To finance the acquisition, a senior secured revolving debt facility was established with a bank from which $16.0 million was drawn at closing. In addition, $6.0 million of limited liability company interests were issued.

On April 29, 1996, Windy Hill Pet Food Company, Inc. ("Old Windy Hill"), a wholly-owned subsidiary of Windy Hill Pet Food Holdings, Inc. ("Holdings"), acquired substantially all of the assets and assumed certain liabilities of the Kozy Kitten/R/ and Tuffy's/R/ dry pet food brands from Heinz Pet Products ("Heinz"), a division of Heinz, Inc. The purchase price was $52.5 million, which included a contractually agreed upon amount of working capital (as defined in the acquisition agreement). In conjunction with this acquisition, LLC's net assets were contributed at net book value to Holdings. On April 29, 1996, in order to effect the acquisition and to refinance the $17.0 million of existing debt of LLC, Old Windy Hill entered into a series of financings, including (i) a net capital contribution of $19.8 million from Holdings, (ii) senior secured term debt of $43.0 million and a senior secured revolving debt facility of $9.0 million, and (iii) issuance of a senior subordinated note in the amount of $8.5 million.

On May 21, 1997, Windy Hill Pet Food Acquisition Co., a newly-formed indirect subsidiary of Holdings, merged with and into Hubbard Milling Company ("Hubbard"), and Old Windy Hill purchased all of the capital stock of Armour Corporation, a holding company which prior to the closing of the transaction owned 5% of the capital stock of Hubbard and after the consummation of the transaction owned 39% of the capital stock of Hubbard. Concurrently, Hubbard, the surviving corporation in the merger, was renamed Windy Hill Pet Food Company, Inc. (the "Company"), and Holdings transferred all the operating assets and liabilities, including $27.0 million of equity and $51.0 million of indebtedness (the "Existing Indebtedness") of Old Windy Hill to the Company.
The net purchase price of Hubbard and Armour Corporation stock was approximately $131.1 million (net of cash acquired). For financial reporting purposes, these transactions were accounted for as a purchase of Hubbard by Old Windy Hill. The merger and repayment of Existing Indebtedness was financed with (i) a $9.8 million net capital contribution from Holdings, (ii) senior secured term debt of $20.0 million and revolving debt of $45.0 million under a $65.0 million senior secured debt facility, and (iii) proceeds from the issuance of $120.0 million of senior subordinated notes. Immediately following the merger, the Company sold its animal feed business to Feed-Rite (US) Animal Feeds, Inc., a subsidiary of the Ridley Group. The net after tax proceeds, subject to certain adjustments, were approximately $50.0 million. The proceeds were used to repay senior secured debt.

On February 23, 1998, subsequent to the Company's fiscal year end, the Company acquired all the assets of the pet food division (the "AGP Business") of Consolidated Nutrition, L.C. ("Consolidated"). The assets acquired by the Company include four plants located in the states of Alabama, Kansas, Missouri
and Nebraska.    The Company intends to use the acquired assets
to produce its current products. The purchase price was approximately $12.4 million. The Company financed the purchase of the AGP Business and related costs with a $12.5 million borrowing under the terms of its senior secured revolving debt facility.

Products and Markets
--------------------

The Company produces and markets private label and economy priced branded pet food products. The pet food segments in which the Company competes are dog food and cat food. Private label products are produced and distributed to national and regional grocery chains, mass merchandisers, membership clubs, specialty pet store chains, and farm and feed store chains. The Company also manufactures and markets branded pet food products, including Kozy Kitten/R/ dry cat food, Trail Blazer/R/ dry dog food, and Tuffy's/R/ dry dog and cat food, which are sold primarily to grocery store chains. Also, Proclaim/R/ and Supreme/R/ dry dog food brands are sold primarily to the feed channel.

Industry
--------

The Company participates in the pet food industry, which is a large and growing industry. The retail market for pet food is primarily driven by the consumers' desire for products with a value relationship of good quality at reasonable prices and the consumers' increased awareness and concern about pet diets and nutrition. The Company's primary product lines are dry pet food, semi-moist pet food, and biscuits and treats.

Trademarks
----------

The Company's products are marketed under trademarks owned by or licensed to the Company. The Company's trademarks are important assets as it pursues a strategy of extending its branded presence throughout the country.

Competition
-----------

The pet food industry is fragmented and highly competitive, with numerous brands and products. The Company has many competitors for its various product lines and competes in all its markets with national and regional companies. The Company's sales represent less than 3% of the total U.S. pet food market, which had sales in 1997 of $10.0 billion. According to an industry report dated January 1998, the Company was ranked tenth in sales.

The Company competes with other pet food companies on the basis of quality and price. It believes that it differentiates itself from its branded competitors by offering comparable or higher quality products at lower prices and that it differentiates itself from other private label pet food producers by offering higher quality products, a broader product line, and national production and distribution capabilities.

Quality Control
---------------

Quality control processes at the Company's principal manufacturing facilities and the corporate office emphasize applied research and technical services directed at quality control and product improvement.

The Company's products and manufacturing facilities are subject to various laws and regulations administered by the United States Department of Agriculture, and other federal, state, and local governmental agencies relating to the quality of products, safety, and sanitation. The Company believes it complies with such laws and regulations in all material respects.

Customers
---------

The Company's business is not dependent upon a single customer or a small number of customers, the loss of which could have a material adverse effect on the Company's operations.

Seasonality
-----------

The Company has minimal seasonality among its product lines. Sales tend to be slightly higher in the winter months due to pets' increased need for nutrition. The Company experiences slight increases in its working capital cycle during the fall as a result of this modest sales seasonality.

Raw Materials
-------------

The principal raw materials used by the Company are bulk commodity grains and food stocks, including corn, soybean meal, wheat flour and middlings, meat and bone meal, and corn gluten meal. The Company generally purchases raw materials from numerous independent suppliers. The Company's objective is to procure ingredients meeting both the Company's production needs and its quality standards at the lowest aggregate cost to the Company.

Environmental Matters
---------------------

The Company is subject to a number of federal, state, and local statutes, rules, regulations and ordinances in the United States relating to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes), or otherwise relating to the protection of the environment. The Company maintains a program to monitor compliance with environmental laws and is continually examining its methods of operation and product packaging to lower its use of natural resources.

Research and Development
------------------------

The Company's primary research and development department is located in its corporate offices in Brentwood, Tennessee. The department is responsible for nearly all of the food research and product development for the Company. The Company's research and development resources are focused on new product development, product enhancement, process design and improvement, and packaging and exploratory research in new business areas.

Employees
---------

As of March 1, 1998, the Company had a total of 957 employees. The hourly employees at the Lincoln, Nebraska manufacturing facility are represented by the American Federation of Grain Millers. None of the Company's other employees are represented by a union. Management believes that its relations with its employees are generally excellent.

ITEM 2:  PROPERTIES
-------------------

As of March 1, 1998, the Company operates 17 manufacturing facilities, thirteen of which are wholly owned and four of which are managed under joint venture agreements in which the Company owns a 50% equity interest. The wholly owned facilities total 1,243,000 square feet and the joint venture facilities total 162,000 square feet. The manufacturing facilities consist of the following:

                                                                                                              Approximate
Location                        Principal Products                           Ownership Status                 Square Footage
--------                        ------------------                           ----------------                 --------------
Allentown, PA                   Dry Dog/Cat Food                             Owned                                60,000
Bern, KS                        Dry Dog/Cat Food                             Owned                                48,000
Butler, MO                      Dry Dog/Cat Food                             Joint Venture                        39,000
Caldwell, ID                    Dry Dog/Cat Food                             Joint Venture                        19,000
Cartersville, GA                Dry Dog/Cat Food                             Joint Venture                        62,000
Delavan, WI                     Semi-Moist Food/Treats                       Owned                                55,000
Dexter, MO                      Dry Dog/Cat Food                             Owned                               100,000
Hereford, TX                    Dry Dog/Cat Food                             Joint Venture                        42,000
Hillburn, NY                    Dog Biscuits                                 Owned                                95,000
Inman, KS                       Dry Dog/Cat Food                             Owned                                45,000
LeSueur, MN                     Dry Dog/Cat Food/Dog Biscuits                Owned                               160,000
Lincoln, NE                     Dry Dog/Cat Food                             Owned                               122,000
Maumee, OH                      Dry Dog/Cat Food                             Owned                                80,000
McKenzie,TN                     Dry Dog/ Cat Food                            Owned                                90,000
Perham, MN                      Dry Dog/ Cat Food/
                                      Semi-Moist Food/Treats                 Owned                               218,000
Portland, IN                    Dry Dog /Cat Food/Dog Biscuits               Owned                               130,000
Tuscaloosa, AL                  Dry Dog/Cat Food                             Owned                                40,000
                                                                                                               ---------
                                                                             Total                             1,405,000
                                                                                                               =========

All of the Company's facilities are generally in good physical condition, are well maintained, and are suitable for the manufacture of the particular product line for which it is used. The Company is currently increasing production capacity to accommodate estimated growth in certain product lines. New production lines and associated equipment will be purchased and installed during fiscal 1998.

The Company leases its 25,481 square foot headquarters office in Brentwood, Tennessee pursuant to a lease that will expire during fiscal year 2004, subject to one five-year renewal option.

ITEM 3: LEGAL PROCEEDINGS
-------------------------

The Company, in the ordinary course of business, is subject to litigation. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
Not applicable.

PART II
-------

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

There is no established public trading market for the Company's common stock. All of its issued and outstanding shares of common stock are owned by Holdings. No cash dividends have been declared since the incorporation of the Company. The Company is restricted under its senior secured term debt facilities from declaring dividends, with certain limited exceptions, including the payment of Holdings' taxes and the payment of Holdings' fees and expenses in connection with acquisitions.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

The selected financial data presented below, as of December 27, 1997 and for the year ended December 27, 1997 is derived from the Company's audited financial statements. The selected financial data of Old Windy Hill as of December 28, 1996 and as of December 30, 1995 and for the year ended December 28, 1996 and for the ten months ended December 30, 1995 is derived from the audited Balance Sheets and Statements of Operations of Old Windy Hill. The selected financial data should be read in conjunction with the Company's financial statements.

                          Windy Hill Pet Food Company                             Old Windy Hill
                          ---------------------------               -------------------------------------------------
                                  Year ended                           Year ended                    Year ended
(dollars in thousands)         December 27, 1997                    December 28, 1996             December 30, 1995
                               -----------------                    -----------------             -----------------
Net sales                           $164,288                            $82,993                        $34,481
Gross profit                          51,000                             28,614                         12,374
Operating income                       9,940                              6,515                          1,913
Net (loss) income                     (3,081)                               643                            721
Total assets                          213,707                            92,225                         27,484
Total debt                            137,000                            51,101                         17,000


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and Notes to the Financial Statements. Unless otherwise noted, years (1997, 1996, etc.) in this discussion refer to the Company's December-ending fiscal years.

Results of Operations
---------------------

The following table sets forth for the periods indicated the percentage which the items in the Statements of Operations bear to net sales and the percentage change of such items compared to the indicated prior period. Certain amounts from prior years have been reclassified to conform with the Company's current year presentation. The Statement of Operations column for the year ended December 27, 1997 combines the Company's operating period May 21, 1997 through December 27, 1997 with Old Windy Hill's operating period December 29, 1996 through May 20, 1997. The Statement of Operations columns for the year ended December 28, 1996 and the ten months ended December 30, 1995 reflect the financial data of Old Windy Hill for the periods indicated.

Statements of Operations
------------------------
                                                                                                      Increase       Increase
                                               Years ended                     Ten months ended      (decrease)     (decrease)
                                   ------------------------------------
                                   December 27,            December 28,        December 30,           1996 to         1995 to
(dollars in thousands)                1997                     1996                1995                 1997           1996
                                   -----------------   ----------------      -----------------     ------------     ------------
Net sales                          $164,288  100.0%    $ 82,993  100.0%      $34,481   100.0%            98.0%           140.7%
Cost of goods sold                  113,288   69.0       54,379   65.5        22,107   64.1             108.3            146.0
                                   --------  -------   --------  ------      -------   ------      ------------     ------------

     Gross profit                    51,000   31.0       28,614   34.5        12,374   35.9              78.2            131.2
                                   --------  -------   --------  ------      -------   ------      ------------     ------------

Selling, distribution and
   marketing expenses:
     Selling and distribution        13,442    8.2        8,090    9.7         4,751    13.8             66.2             70.3
     Trade promotions                14,253    8.6        8,874   10.7         3,732    10.8             60.6            137.8
     Consumer marketing               1,285    0.8          201    0.2           --      --             539.3              0.0
                                   --------  -------   --------  ------      -------   ------      ------------     ------------
Total selling, distribution and
   marketing expenses                28,980   17.6       17,165   20.6         8,483    24.6             68.8            102.3

Amortization of goodwill and
   other intangibles                  3,208    2.0        1,316    1.6           452     1.3            143.8            191.2
General and administrative
   expenses                           7,624    4.6        3,618    4.4         1,526     4.4            110.7            137.1
Equity in earnings of
   joint ventures                      (377)  (0.2)         --     0.0           --      0.0              0.0              0.0
Other expense                            54    0.0          --     0.0           --      0.0              0.0              0.0
Transition related costs              1,571    1.0          --     0.0           --      0.0              0.0              0.0
                                   --------  -------    -------- ------      -------   ------      ------------     ------------
     Total operating expenses        41,060   25.0       22,099   26.6        10,461    30.3             85.8            111.3
                                   --------  -------    -------- ------      -------   ------      ------------     ------------

     Operating income                 9,940    6.0        6,515    7.9         1,913     5.6             52.6            240.6

Interest income                        (175)  (0.1)         (65)  (0.1)          (30)    0.0            169.2            116.7
Interest expense                     10,068    6.1        3,825    4.6         1,155     3.3            163.2            231.2
Amortization of debt
   issuance costs                       715    0.4          259    0.3            67     0.2            176.1            286.6
Other bank and financing
   expenses                              93    0.1           40    0.1           --      0.0            132.5              0.0
                                   --------  -------    -------- ------      -------   ------      ------------     ------------

     (Loss) income before
       income taxes                    (761)  (0.5)       2,456    3.0           721    2.1            (131.0)           240.6
Income tax provision                     26    0.0        1,209    1.5           --     0.0             (97.8)             0.0
                                   --------  -------    -------- ------      -------   ------      ------------     ------------

     (Loss) income before
       extraordinary item              (787)  (0.5)       1,247    1.5           721    2.1            (163.1)            73.0
Early extinguishment of debt,
   net of tax                         2,294    1.4          604    0.7           --     0.0             279.8              0.0
                                    --------  -------    -------- ------       ------  ------      --------------    -------------
     Net (loss) income              $ (3,081) (1.9)%     $  643    0.8%        $ 721    2.1%           (579.2)%          (10.8)%
                                    ========  =======    ======== ======       ======  ======      ==============    =============

   YEAR ENDED DECEMBER 27, 1997 COMPARED TO THE YEAR ENDED DECEMBER 28, 1996

Net Sales. Net sales for the year ended December 27, 1997 were $164.3 million, which were $81.3 million, or 98.0 %, higher than the 1996 period. The increase was due to the following factors: (i) the inclusion of $65.1 million of Hubbard sales subsequent to its acquisition in May 1997, (ii) a full year of sales of the pet food business acquired from Heinz in April 1996 versus eight months of sales in the prior year period, which added $14.2 million of sales, and (iii) a $2.0 million sales increase in Old Windy Hill pet food products, principally in private label and branded dog food product lines.

Gross Profit. Gross profit for the year ended December 27, 1997 was $51.0 million, or 31.0% of net sales, as compared to $28.6 million, or 34.5% of net sales, for the same period in 1996. The lower gross margin was the result of the inclusion of sales of Hubbard private label products, which generally have lower gross margins than branded products. The decrease in gross margin was partially offset by higher margins attributable to the branded product lines acquired from Heinz and the inclusion of such branded product lines for twelve months in 1997 versus eight months in 1996.

Selling, Distribution and Marketing Expenses.   Selling, distribution and
marketing expenses decreased as a percentage of net sales to 17.6% in 1997 from 20.6% during 1996. The decrease was attributable to lower selling and distribution expenses as a percentage of net sales resulting from realized distribution efficiencies from both the Heinz and Hubbard acquisitions. In addition, trade promotions were lower as a percentage of net sales resulting from the inclusion of sales of Hubbard private label products, which generally require lower trade promotional activity.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased as a result of the acquisition of the Heinz pet food business in April of 1996 and the Hubbard acquisition in May of 1997.

General and Administrative Expenses. General and administrative expenses increased to $7.6 million for the year ended December 27, 1997, or 110.7% higher than 1996. The increase was due to additional staffing and infrastructure required as a result of the Hubbard acquisition and the full year effect of the acquisition of brands from Heinz.

Equity in Earnings of Joint Ventures. As part of the Hubbard acquisition, the Company became a 50% equity partner in four joint ventures engaged in the business of manufacturing pet food products. The $0.4 million of earnings represents the Company's share in the operating profits of the joint ventures.

Transition Related Costs. Transition related expenses represent one time costs incurred to integrate the Hubbard acquisition. These costs include transitional employee compensation, relocation expenses, recruiting fees, training costs, systems conversion costs, and other unique transition expenses.

Operating Income. Operating income increased to $9.9 million for the year ended December 27, 1997, which was 52.6% higher than operating income of $6.5 million in 1996. Operating income decreased as a percentage of net sales to 6.0% for 1997 compared to 7.9% for 1996.

Operating income as a percentage of net sales, excluding one time transition related costs, was 7.0% for 1997. The decline from the prior year was primarily attributable to lower gross margins.

Interest Expense and Amortization of Debt Issuance Costs. The aggregate net interest expense and amortization of debt issuance costs totaled $10.6 million for 1997 compared to $4.0 million for 1996. The increase was due to the additional debt incurred to finance the Heinz acquisition in April 1996 and the Hubbard acquisition in May 1997.

Income Tax Provision. The 1997 income tax provision, as a percentage of loss before taxes, was less than the expected benefit computed by applying the expected tax rate because of non-deductible goodwill amortization associated with the stock purchase of Hubbard.

Net (Loss) Income. The net loss during 1997 was $3.1 million, which was $3.7 million lower than the net income in 1996 of $0.6 million. The loss versus last year was attributable to higher interest expense and amortization of debt issuance costs and a higher extraordinary charge related to the early extinguishment of Existing Indebtedness in conjunction with the financing of the Hubbard acquisition.

YEAR ENDED DECEMBER 28, 1996 COMPARED TO THE TEN MONTHS ENDED DECEMBER 30, 1995

Net Sales. Net sales in the year ended December 28, 1996, increased 140.7% to $83.0 million from $34.5 million in the ten months ended December 30, 1995. The sales increase was due to the inclusion of sales in the amount of $39.3 million arising from the brands acquired from Heinz and the effect of the two additional months of operations.

Gross Profit. Gross profit as a percentage of net sales was 34.5% in 1996 as compared to 35.9% in the 1995 period. The gross margin decreased as higher ingredient costs outpaced the margin improvement generated by the inclusion of higher margin sales of the brands acquired from Heinz. Prices of major ingredients, such as corn and soybean meal, increased sharply during the year. For example, during 1996 corn prices increased over 60% from approximately $3.25 per bushel to approximately $5.25 per bushel due to adverse weather conditions. In addition, soybean meal prices increased over 20% from approximately $204 per ton to $250 per ton. While Old Windy Hill was able to implement price increases, such increases generally lagged behind the increase in raw ingredient costs and were not sufficient to entirely offset the higher costs.

Selling, Distribution and Marketing Expenses. Selling, distribution, and marketing expenses decreased as a percentage of net sales to 20.6% in 1996 from 24.6% in 1995. The decrease was due to lower selling and distribution expenses as the Company achieved efficiencies in its distribution network resulting from the acquisition of the pet food brands from Heinz.

General and Administrative Expenses. General and administrative expenses increased to $3.6 million in 1996 from $1.5 million in the 1995 period. The increase was due to additional staffing and infrastructure required as a result of the acquisition of brands from Heinz.

Operating Income. Operating income as a percentage of net sales was 7.9% in 1996 as compared to 5.6% in the 1995 period. The increase was primarily due to a decline in operating expenses as a percentage of sales. The sales of products arising from the Heinz acquisition did not require a commensurate increase in operating expenses, and as a result, operating expenses as a percentage of sales dropped to 26.6% in 1996, as compared to 30.3% in the prior period.

Interest Expense and Amortization of Debt Issuance Costs. The aggregate net interest expense and amortization of debt issuance costs in 1996 grew to $4.1 million versus $1.2 million in the 1995 period. The increase in interest expense was due to the additional debt incurred to finance the acquisition of brands from Heinz.

Income Tax Provision. The effective tax rate was higher than the statutory rate because the Company incurred book losses in the first four months of 1996 under its limited liability company structure. As such, the Company did not record a tax expense during that period.

Net Income. Net income in 1996 was $0.6 million, compared to $0.7 million in the 1995 period. Net income declined, despite the increase in operating profit, due to the incurrence of income tax expense and an extraordinary loss in 1996. The extraordinary loss in 1996 resulted from early extinguishment of debt when Old Windy Hill refinanced its debt in conjunction with the Heinz acquisition.

                        LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 27, 1997, cash provided by operations was $8.2 million. The 1997 income before non-cash charges provided $7.9 million of cash. Non-cash charges for 1997 totaled $11.0 million, including a write off of debt issuance costs in the net of tax amount of $2.3 million associated with the early extinguishment of Existing Indebtedness. The Company's current assets and current liabilities have increased substantially from balances at December 28, 1996 as a result of the Hubbard acquisition.

Net cash used in investing activities was $88.9 million. The Hubbard purchase used $131.1 million of cash. Immediately following the acquisition of Hubbard, the Company sold its animal feed division and received net proceeds of approximately $50.0 million. The Company also expended $4.2 million on capital expenditures. The majority of the spending in 1997 was for machinery and equipment to maintain and upgrade the Company's manufacturing facilities. The Company expects to spend approximately $7.0 million in fiscal 1998. The Company anticipates that these expenditures will be funded from internal sources and available borrowing capacity.

During 1997, cash provided by financing activities was $80.8 million. On May 21, 1997, the Company incurred additional debt and raised additional equity to fund the acquisition and the concurrent merger of Hubbard. After the merger and sale, the Company's capital structure was as follows: (i) senior secured term debt of $15.0 million, (ii) senior subordinated notes issued in the amount of $120.0 million, and (iii) capital contributed from Holdings in the amount of $35.5 million, of which $9.8 million was contributed at the time of the Hubbard acquisition. The Company also has a $45.0 million senior secured acquisition debt facility and a $20.0 million senior secured working capital debt facility.

As of December 27, 1997, the Company had $0.7 million of cash and cash equivalents. The Company's primary sources of liquidity are cash from operations and borrowings under its $20.0 million working capital debt facility. At December 27, 1997, the Company had $2.0 million outstanding under its working capital debt facility. Based on current estimates of cash flow and operating expenses, the Company believes that the available borrowing capacity combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as meet existing obligations.

Year 2000 Compliance. The Company is currently in the process of modifying or replacing its computer systems for the Year 2000 compliance. This activity is expected to continue through 1999, and based on current cost estimates, is not expected to have a material impact on the financial position or results of operations of the Company in any given year.

Impact of New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will not have any impact on the financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not have any impact on the financial position or results of operations of the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------
Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
Reference is made to Item 14.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
Not applicable.

PART III
--------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

The names, ages and positions of all directors and executive officers of Windy Hill Pet Food Company, Inc., as of March 1, 1998 are listed below, followed by a brief account of their business experience for at least the past five years. Directors and officers serve in their positions until their resignation or removal. Officers serve at the pleasure of the Board of Directors.


Name                    Age  Position(s)
----                    ---  -----------

Ian R. Wilson            68  Chairman of the Board of Directors
Robert V. Dale           61  President and Director
Ray Chung                49  Executive Vice President and Director
James B. Ardrey          39  Executive Vice President
F. Donald Cowan, Jr.     52  Vice President - Operations
Charles Dunleavy         53  Vice President - Finance
Vaughn Oakley            50  Vice President - Sales and Marketing
M. Laurie Cummings       34  Vice President and Secretary
Donald L. Gadd           41  Vice President - Administration
Kase Lawal               42  Director
Stephen C. Sherrill      43  Director
Stephen F. Edwards       33  Director
Donald Welge             61  Director
Preston G. Walsh         29  Director

IAN R. WILSON - CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Wilson is the managing partner of Dartford Partnership, L.L.C. ("Dartford"), a private investment partnership focused on the food and beverage industries. Mr. Wilson was formerly Chairman and Chief Executive Officer of Windmill Corporation ("Windmill"), a leading specialty miller and supplier of branded consumer products which he founded in March 1989. Mr. Wilson was also formerly Chairman and Chief Executive Officer of Wyndham Foods Inc. ("Wyndham"), a major cookie company he founded in 1985 and positioned as the leading popular priced cookie company in the United States. From 1983 to 1984, Mr. Wilson was the Chairman and Chief Executive Officer of Castle & Cooke, Inc. (Dole Food Company, Inc.), an international food and real estate concern. Prior to Castle & Cooke, Inc., Mr. Wilson spent 25 years with The Coca-Cola Company, initially in South Africa, where he was Plant Manager of Johannesburg and later Vice President - Area Manager for Southern Africa, and also served in a series of international operating management positions. Ultimately, Mr. Wilson served as Vice Chairman of The Coca-Cola Company and President of the Pacific Group. Mr. Wilson's past and present service as a director includes membership on the boards of Novell, Inc., Revlon, Inc., Crown Zellerbach Corporation, Castle & Cooke, Inc., Wilson Bottling Corporation, Golden State Foods, Aurora Foods Inc. and Van de Kamp's, Inc.

ROBERT V. DALE - PRESIDENT AND DIRECTOR

Mr. Dale is the President and a Director of Windy Hill Pet Food Company, Inc. Mr. Dale was formerly President of Martha White Foods, Inc. ("Martha White Foods"), a baking mix and flour division of Windmill. Prior to Windmill, he was President of Beatrice Specialty Products Division, a diversified food division of Beatrice Companies, Inc., which bought Martha White Foods in 1975. Mr. Dale's past and present service as a Director includes membership on the boards of Third National Bank of Nashville, Cracker Barrel Old Country Stores, Inc., Zatarain's, Inc. and Van de Kamp's, Inc. He has served as President of the National Soft Wheat Millers Association and President of the American Corn Millers Federation.

RAY CHUNG - EXECUTIVE VICE PRESIDENT AND DIRECTOR

Mr. Chung is a partner in Dartford. Mr. Chung has previously served as a Director, Executive Vice President and Chief Financial Officer of Windmill from 1989 to 1995 and as a Director, Executive Vice President and Chief Financial Officer of Wyndham from 1985 to 1990. From May 1984 to September 1985, Mr. Chung served as Vice President - Finance for the Kendall Company, which at the time was a subsidiary of the Colgate-Palmolive Company. Between 1981 and 1984, Mr. Chung served as Vice President - Finance for Riviana Foods, Inc. Both the Kendall Company and Riviana Foods were subsidiaries of the Colgate Palmolive Company at that time. Mr. Chung is an Executive Vice President of Van de Kamp's, Inc. and an Executive Vice President and Director of Aurora Foods Inc.

JAMES B. ARDREY - EXECUTIVE VICE PRESIDENT

Mr. Ardrey is a partner in Dartford. From January 1993 to February 1995, Mr. Ardrey was a consultant to Windmill, conducting its divestiture program. Over the period 1984 to 1992, Mr. Ardrey was an investment banker with Paine Webber Incorporated, serving as Managing Director from 1990 to 1992. Prior to joining Paine Webber, Mr. Ardrey was a consultant with Booz, Allen & Hamilton. Mr. Ardrey is also an Executive Vice President and a Director of Van de Kamp's, Inc. and Aurora Foods Inc.

F. DONALD COWAN, JR.  VICE PRESIDENT - OPERATIONS

Mr. Cowan has been Vice President of Operations for Windy Hill Pet Food Company, Inc. since 1995. Prior to joining Windy Hill Pet Food Company, Inc., Mr. Cowan was Vice President of Operations for Martha White Foods. From 1987 to 1995, Mr. Cowan held various positions at Martha White Foods, including Vice President of Operations. From 1984 to 1986, Mr. Cowan was Director of Purchasing for Beatrice Foods' Grocery Products Division and Senior Grain Merchant at Cook Industries.

CHARLES DUNLEAVY  VICE PRESIDENT - FINANCE

Mr. Dunleavy joined Windy Hill Pet Food Company, Inc. in September 1997 as Vice President of Finance. Prior to joining Windy Hill Pet Food Company, Inc., Mr. Dunleavy was Vice President of Operations for Hudson Technologies, Inc. from 1993 to 1997. From 1989 to 1993,

Mr. Dunleavy was the Managing Partner of the Detroit office of BDO Seidman,
LLP, a public accounting firm. From 1987 to 1989, he served as Chief Financial Officer of Capitol Systems, Incorporated. Mr. Dunleavy was with Touche Ross (now Deloitte & Touche) from 1969 to 1987, where he was admitted to the Partnership in 1977.

VAUGHN OAKLEY - VICE PRESIDENT  SALES AND MARKETING

Mr. Oakley has been Vice President of Sales and Marketing for Windy Hill Pet Food Company, Inc. since 1995. Prior to joining the Company, Mr. Oakley was Vice President of Business Development at Martha White Foods. From 1976 to 1995, Mr. Oakley held sales and marketing positions of increasing responsibility at Martha White Foods, including Vice President of Sales. Before joining Martha White Foods, he was a sales supervisor with the Carnation Company.

M. LAURIE CUMMINGS - VICE PRESIDENT AND SECRETARY

Ms. Cummings is a partner in Dartford. Ms. Cummings was Vice President, Controller and Treasurer of Windmill from 1989 to 1995. Between 1987 and 1990, Ms. Cummings was the Controller and Assistant Treasurer of Wyndham. Ms. Cummings currently serves as a Vice President of Van de Kamp's, Inc. and Aurora Foods Inc.

DONALD L. GADD - VICE PRESIDENT - ADMINISTRATION

Mr. Gadd has been Vice President of Administration for Windy Hill Pet Food Company, Inc. since May 1997. Prior to his new assignment, Mr. Gadd was Vice President of Finance for the Company from 1995 to May 1997. Prior to joining the Company, Mr. Gadd was Controller for Martha White Foods from 1990 to 1995. From 1987 to 1990, Mr. Gadd was Assistant Secretary for DESA International, an industrial tools company, where he was responsible for tax and corporate financial reporting. Prior to joining DESA International, Mr. Gadd was a Manager with Ernst & Young LLP.

KASE LAWAL - DIRECTOR

Since 1986, Mr. Lawal has been Chairman and Chief Executive Officer of CAMAC Holdings, Inc. ("CAMAC"), a company with interests in energy exploration, development, engineering and consulting. Investments in the food and beverage industry, environmental sector, oil-field service and supply, real estate and financial institutions are also a significant part of CAMAC. Mr. Lawal serves as a Director of International Tool and Supply plc, a major supplier of oil field equipment to international operations. He also serves as Chairman of Allied Energy Corporation, Houston, Texas, an oil and gas company. Mr. Lawal currently serves as Vice Chairman of African Renaissance Holdings Ltd., a major South African investment company.

STEPHEN C. SHERRILL - DIRECTOR

Since its formation in 1995, Mr. Sherrill has been a Principal of Bruckmann, Rosser and Sherrill Co. ("BRS"). Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 through 1994. Previously, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton &

Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., Jitney-Jungle Stores of America, Inc., Restaurant Associates Corp., and Bloch & Guggenheimer/Burns & Ricker, Inc., and Holdings.



STEPHEN F. EDWARDS - DIRECTOR

Since its formation in 1995, Mr. Edwards has been a Principal of BRS. Mr. Edwards was an officer of Citicorp Venture Capital from 1993 through 1994. From 1988 through 1991, he was an associate of Citicorp Venture Capital. Prior to joining Citicorp Venture Capital, Mr. Edwards worked with Citicorp/Citibank in various corporate finance positions. Mr. Edwards is a Director of Town Sports International, Inc., and Holdings.

DONALD WELGE  - DIRECTOR

Mr. Welge is President and Chief Executive Officer of Gilster-Marylee Corporation, one of the largest private label manufacturers of dry grocery packaged foods in the country, and has served in this position since 1971. Mr. Welge joined Gilster-Marylee Corporation in 1957 and has held various positions of increasing responsibility during his tenure.

PRESTON G. WALSH - DIRECTOR

Mr. Walsh is the Vice president of PNC Equity Management Corp., which he joined in 1995. During 1994, Mr. Walsh was an associate with Crescent Capital Corp. From 1992 through 1993, Mr. Walsh was a financial analyst with Brentwood Associates, a venture capital and leveraged buyout firm. From 1990 to 1992, he was a financial analyst in the merchant banking division of Morgan Stanley & Co., Inc. Mr. Walsh is a Director of New England Audio, Inc. and Holdings.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The following Summary Compensation Table sets forth the compensation received by the top five executives, including the Company's President, during the year ended December 27, 1997.


Summary Compensation Table
--------------------------
Name and Principal                                                      Other
Position as of December 27, 1997    Year           Salary (1)  Bonus    Compensation
--------------------------------    ----           ----------  -----    ------------
Robert V. Dale                      1997           $220,000   $51,250        $4,700
President and Director

F. Donald Cowan, Jr.                1997           $163,333   $40,000        $3,400
Vice President - Operations

Vaughn Oakley                       1997           $143,333   $35,000        $2,700
Vice President - Sales
and Marketing

Charles Dunleavy                    1997           $130,000   $     -        $    -
Vice President - Finance

Donald L. Gadd                      1997           $118,000   $28,000        $1,800
Vice President - Administration

(1)  Amounts have been annualized.

Other compensation represents Company contributions on behalf of the officers to the Company's profit sharing plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Members of the compensation committee of the Board of Directors of the Company are Messrs. Ian R. Wilson, Ray Chung and Stephen C. Sherrill. Mr. Wilson serves as Chairman of the compensation committee.

The Company is party to a Management Services Agreement, as described in Item 13, with Dartford, a member of LLC, who is a shareholder of Holdings. Mr. Wilson is the managing partner of Dartford.

In connection with the acquisition of the Heinz pet food brands and Hubbard, the Company has paid to certain members of LLC and Holdings, who are also represented on the Board of Directors and beneficial owners, fees for services rendered in connection with the acquisitions and related financing of the Company's acquisitions. These fees, as discussed in Item 13, included $1.8 million paid to Dartford, of which Mr. Wilson is the managing partner; and $0.7 million paid to BRS, of which Mr. Sherrill and Mr. Edwards are principals.

Employment Agreements
---------------------

On April 29, 1996, Old Windy Hill entered into employment agreements (the "Employment Agreements") with each of Robert V. Dale, F. Donald Cowan, Jr., Donald L. Gadd and Vaughn Oakley (collectively the "Executives"). The rights and obligations of the Employment Agreements were assumed by the Company in connection with the merger. Pursuant to the Employment Agreements, Mr. Dale serves as President of the Company and received an annual base salary of $190,000 (subject to annual adjustment); Mr. Cowan serves as Vice President of Operations of the Company and received an annual base salary of $150,000 (subject to annual adjustment); Mr. Gadd serves as Vice President of Administration of the Company and received an annual base salary of $102,000 (subject to annual adjustment); and Mr. Oakley serves as Vice President of Sales of the Company and received an annual base salary of $130,000 (subject to annual adjustment). Effective September 1, 1997, Messrs. Dale's, Cowan's, Gadd's and Oakley's salaries were adjusted to $250,000, $170,000, $130,000 and $150,000, respectively. In addition to the base salary, each Executive is eligible to be paid a bonus up to 70% of his respective base salary pursuant to the terms and conditions of the bonus policy of the Company in effect and applicable to such Executive.

The Employment Agreements also provide that the terms of such agreements expire on May 1, 1998; however, as of April 29, 1997 and on each anniversary thereafter, the term of each of the Employment Agreements will automatically be extended for one additional year (the "Automatic Extension") so that such term ends two years after such anniversary, unless notice by either the Company or the Executive to terminate is given 30 days prior to Automatic Extension. If the Company terminates any Executive without cause, such Executive shall be entitled to receive all compensation due under his Employment Agreement until the current two year term of his Employment Agreement. In addition, the Employment Agreements provide that for one year following an Executive's termination of employment with the Company, unless such termination was without cause, such Executive may not compete with or solicit employees from the Company.

Directors' Compensation
-----------------------

Directors, all of whom are officers, employees or otherwise affiliates of the Company, have not, as of March 1, 1998, and are not expected in the future, to receive compensation for their service as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

Incentive Compensation Plan
---------------------------

The Windy Hill Pet Food Holdings, Inc. Stockholders Agreement ("Stockholders Agreement") dated as of April 29, 1996 and amended as of May 21, 1997, contains an incentive compensation arrangement (the "Incentive Plan") as a means by which certain key employees and other specifically designated persons ("Key Personnel") of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from the appreciation in value of the

Company. Under the Incentive Plan, Key Personnel were issued non-voting Class B Common Stock of Holdings ("Class B Stock"), at a $.01 per share, as a means to participate in the appreciation of the Company. The Class B Stock is subject to vesting requirements based on terms of employment or other factors. A portion of the vesting period was deemed achieved at date of issuance of the Class B Stock.

The holders of vested Class B Stock will be entitled to receive certain payments or distributions based on the amounts paid or distributed to investors in Holdings. In general, there will be no payments to holders of vested Class B Stock until the Preferred Series A and B Stock of Holdings ("Preferred Stock") and associated accrued and unpaid dividends on the Preferred Stock, and Class A Common Stock of Holdings ("Class A Stock") have received their respective return of capital. The type of payment will be cash or non-cash consideration, depending on the type of distribution to the Holdings' investors. Shares of Class B Stock are convertible into an equal number of shares of Class A Stock once the Preferred Stock and Class A Stock have received their priority distribution.

Based on management's assessment of the valuation of the Company at the date of issuance of the Class B Stock, there was no excess value attributable to the Class B stock and therefore, no accrual for compensation expense was necessary.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

All of the issued and outstanding shares of common stock of the Company are beneficially owned by Holdings. The Class A Common Stock (the "Common Stock") is the only class of Holdings' stock that currently possesses voting rights.
The Class B Common Stock (the "Class B Common Stock") currently does not possess voting rights until $17.0 million of capital has been returned to the holders of Holdings' Common Stock and is convertible into Common Stock on a one to one share basis. As of March 1, 1998, there were 3,131 shares of Holdings' Common Stock outstanding on a fully diluted basis. The following table sets forth certain information regarding the expected beneficial ownership of the Common Stock of Holdings, as of March 1, 1998, by each person who beneficially owns more than 5% of Holdings' common stock, by the directors and certain executive officers of Holdings, individually, and by the directors and executive officers of Holdings as a group.

                                                             Number of                 Percentage of
                                                             Shares of                 Shares of
Name and Address of  Owner                                Common Stock (1)          Common Stock (1)
--------------------------                                ----------------          ----------------
5% STOCKHOLDERS:
    Bruckman, Rosser, Sherrill & Co., L.P.                      1,391  (2)                44.4%
    126 East 56th Street, 29th Floor
    New York, NY  10022

    Windy Hill Pet Food Company, L.L.C.                           867                     27.7%
    456 Montgomery Street, Suite 2200
    San Francisco, CA  94104

    PNC Capital Corp.                                             310  (3)                 9.9%
    One PNC Plaza, 19th Avenue
    Fifth Avenue and Wood Street
    Pittsburgh, PA  15265

    Dartford Partnership, L.L.C.                                  282  (5)                 9.0%
    456 Montgomery Street
    Suite 2200
    San Francisco, CA  94104

                                                                 Number of                         Percentage of
                                                                 Shares of                         Shares of
OFFICERS AND DIRECTORS:                                       Common Stock (1)                  Common Stock (1)
                                                              ----------------                  ----------------
Ian R. Wilson (5)                                                 1,149                                 36.7%
Robert V. Dale (6)                                                  946                                 30.2%
Ray Chung (5)                                                     1,149                                 36.7%
James B. Ardrey (5)                                                 282                                  9.0%
F. Donald Cowan, Jr. (4)                                             45                                  1.4%
Donald L. Gadd (4)                                                   45                                  1.4%
Vaughn R. Oakley (4)                                                 45                                  1.4%
Charles Dunleavy (4)                                                 23                                  0.7%
M. Laurie Cummings (5)                                              282                                  9.0%
Kase Lawal (7)                                                      867                                 27.7%
Stephen C. Sherrill (8)                                           1,391                                 44.4%
Stephen F. Edwards (8)                                            1,391                                 44.4%
Donald Welge (9)                                                    867                                 27.7%
Preston G. Walsh (10)                                               310                                  9.9%

All directors and executive
  officers of Holdings as a group (14 persons)                    3,087                                 98.6%

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of a security.

(2) Includes shares held by certain other entities and individuals affiliated with BRS. BRS disclaims the beneficial ownership of such shares.

(3) Includes 27.77 shares of Class B Common Stock.

(4) Consists solely of shares of Class B Common Stock.

(5) Mr. Wilson is the managing partner of Dartford and Messrs. Chung and Ardrey and Ms. Cummings are partners of Dartford and as such, may be deemed to have the power to vote or dispose of the Class B Common Stock held by Dartford. Messrs. Wilson, Chung and Ardrey and Ms. Cummings disclaim the existence of a group and disclaim beneficial ownership of Common Stock held by Dartford. Messrs. Wilson and Chung are managing members of LLC. Messrs. Wilson and Chung disclaim the existence of a group and disclaim beneficial ownership of Common Stock held by LLC.

(6) Includes 79 shares of Class B Common Stock. Mr. Robert V. Dale is a managing member of LLC and as such, may be deemed to have beneficial ownership of the Common Stock held by LLC. Mr. Dale disclaims beneficial ownership of the Common Stock held by LLC.

(7) Mr. Kase Lawal is a director of CAMAC International, Ltd. which is a managing member of LLC and as such, may be deemed to have the power to vote or dispose of the shares of Common Stock held by LLC. Mr. Lawal disclaims any beneficial ownership of the Common Stock held by LLC.

(8) Includes shares held by BRS and certain other entities and individuals affiliated with BRS. Messrs. Sherrill and Edwards each disclaim beneficial ownership of such shares. The address for such persons is c/o BRS & Co., 126 East 56th St., New York, New York 10022.

(9) Mr. Donald Welge is the President and Chief Executive Officer of Gilster-Marylee Corporation which is a managing member of LLC and as such, may be deemed to have the power to vote or dispose of the Common Stock held by LLC. Mr. Donald Welge disclaims beneficial ownership of Common Stock held by LLC.

(10)Mr. Preston Walsh is a Vice President of PNC Equity Management Corp., which is a subsidiary of PNC Capital Corp. and disclaims beneficial ownership of Holdings Common Stock and Class B Common Stock held by PNC Capital Corp.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

As of March 1, 1998, the Company has maintained business relationships and engaged in certain transactions as described below.

The Company is party to an Amended and Restated Management Services Agreement, dated as of May 2, 1997, with Dartford pursuant to which Dartford will provide management oversight to the Company. Management services provided by Dartford include, but are not limited to, operations oversight, corporate and financial planning, identification of possible acquisitions and advice on the financing thereof and definition and development of business opportunities. In fiscal year 1997, the Company paid a total of $807,000 in management fees to Dartford, a member of LLC, who is a shareholder of Holdings. The annual management fee was $500,000 prior to the merger of Old Windy Hill and Hubbard and $1.0 million after the merger of Old Windy Hill and Hubbard. The terms of the Amended and Restated Management Services Agreement were negotiated among the equity investors of Holdings. Dartford partners include Mr. Ian R. Wilson, Mr. Ray Chung, Mr. James B. Ardrey and Ms. M. Laurie Cummings, who are directors and/or executive officers of the Company.

In connection with the acquisitions of the Heinz pet food brands, Hubbard and the AGP Business, the Company paid to certain members of LLC and shareholders of Holdings, who are also represented on the Board of Directors and beneficial owners, fees for services rendered in connection with the acquisitions and related financing of the Company's acquisitions. The aggregate amount paid to certain members of LLC and shareholders of Holdings was $2.7 million and was funded by the proceeds of the financings. Of this $2.7 million, $2.0 million was paid to Dartford (whose partners include executive officers and directors as described in Item 10); and $0.7 million was paid to BRS, of which Mr. Sherrill and Mr. Edwards are principals (both directors of the Company as described in Item 10). The fee amounts were negotiated among the equity investors of Holdings.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------
1.      Financial Statements of the Company

        Report of KPMG Peat Marwick LLP                    31
        Balance Sheets                                     32
        Statements of Operations                           33
        Statements of Changes in Stockholder's Equity      34
        Statements of Cash Flows                           35
        Notes to the Financial Statements                  36 through 53

2.     Financial Statement Schedule

       Schedule IX - Valuation Reserves                    54

3.     Exhibits                                            55 through 56

(a)  Exhibits

Exhibit
Number  Exhibit
------- -------
2.1     Merger Agreement, dated as of March 21, 1997, by and among Hubbard
        Milling Company, Windy Hill Pet Food Co., Inc., and Windy Hill Pet Food
        Acquisition Co. (the "MergerAgreement") (incorporated by reference to
        Exhibit 2.1 to the Windy Hill Pet Food Company, Inc.'s S-4 filed on
        September 9, 1997 (the "S-4")).

2.2 Amendment to Merger Agreement, dated as of March 31, 1997 (incorporated by reference to Exhibit 2.2 to the S-4).

2.3     Articles of Merger, dated May, 21, 1997, of Windy Hill Pet Food
        Acquisition Co. into Hubbard Milling Company (incorporated by reference to Exhibit 2.3 to the S-4).

2.4     Stock Purchase Agreement, dated as of April 22, 1997, by and between
        Windy Hill Pet Food Company, Inc. and the shareholders of Armour
        Corporation (incorporated by reference to Exhibit 2.4 to the S-4).

2.6     Asset Purchase Agreement, dated as of April 25, 1997, by and among Windy
        Hill Pet Food Company, Inc., Windy Hill Pet Food Acquisition Co. and
        Feed-Rite (US) Animal Feeds, Inc. (incorporated by reference to Exhibit
        2.6 to the S-4).

2.7     Asset Purchase Agreement, dated as of April 17, 1996, among Heinz Pet
        Products Company, a division of Star-Kist Foods, Inc., Perk Foods Co.,
        Incorporated, ProMark International, Inc., Windy Hill Pet Food Holdings,
        Inc. and Windy Hill Pet Food Company, Inc. (incorporated by reference to
        Exhibit 2.7 to the S-4).

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

3.2 By-Laws of Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit 3.2 to the S-4).

4.1     Indenture, dated as of May 21, 1997, between Windy Hill Pet Food
        Company, Inc. and Wilmington Trust Company (incorporated by reference to
        Exhibit 4.1 to the S-4).

4.2 Form of Exchange Note (contained in Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 to the S-4).

4.3     Registration Rights Agreement, dated May 21, 1997, between Windy Hill
        Pet Food Company, Inc., Chase Securities Inc. and Credit Suisse First
        Boston Corporation (incorporated by reference to Exhibit 4.3 to the S-
        4).

4.4     Global Note, dated May 21, 1997, issued by Windy Hill Pet Food Company,
        Inc. to the Depository Trust Company and registered in the name of Cede
        & Co. in the principal amount of $120,000,000 (incorporated by reference to Exhibit 4.4 to the S-4).

10.1    Distribution Agreement, dated May 21, 1997, by and between Windy Hill
        Pet Food Company, Inc. and Feed-Rite (US) Animal Feeds, Inc.
        (incorporated by reference to Exhibit 10.1 to the S-4).

10.2    License Agreement, dated May 21, 1997, by and between Feed-Rite (US)
        Animal Feeds, Inc. and Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit 10.2 to the S-4).

10.3    Guaranty Agreement, dated April 25, 1997, among Feed-Rite Ltd., Windy
        Hill Pet Food Acquisition Co. and Windy Hill Pet Food Company, Inc.
        (incorporated by reference to Exhibit 10.3 to the S-4).

10.4    Memorandum of Agreement, dated as of May 21, 1997, among Windy Hill Pet
        Food Company, Inc., Windy Hill Pet Food Acquisition Co. and Feed-Rite
        (US) Animal Feeds, Inc. (incorporated by reference to Exhibit 10.4 to the S-4).

10.5    Assignment of Trademarks, dated May 21, 1997, by and between Windy Hill
        Pet Food Company, Inc. to Feed-Rite (US) Animal Feeds, Inc.
        (incorporated by reference to Exhibit 10.5 to the S-4).

10.6    Employee Benefits Agreement, dated May 21, 1997, by and between Windy
        Hill Pet Food Company, Inc. and Feed-Rite (US) Animal Feeds, Inc.
        (incorporated by reference to Exhibit 10.6 to the S-4).

10.7    Disbursing Agreement, dated as of May 21, 1997, by and among Hubbard
        Milling Company, Richard P. Confer, Windy Hill Pet Food Company, Inc.
        and Norwest Bank of Minnesota, N.A. (incorporated by reference to Exhibit 10.7 to the S-4) .

10.8    Term Note, dated May 21, 1997, issued by Windy Hill Pet Food Company,
        Inc. to BankBoston, N.A. in the principal amount of $1,505,882.35
        (incorporated by reference to Exhibit 10.8 to the S-4).

10.9    Term Note, dated May 21, 1997, issued by Windy Hill Pet Food Company,
        Inc. to SouthTrust Bank of Alabama, National Association in the principal amount of $1,505,882.35 (incorporated by reference to Exhibit
        10.9 to the S-4).

10.10   Term Note, dated May 21, 1997, issued by Windy Hill Pet Food Company,
        Inc. to First Source Financial LLP in the principal amount of $1,505,882.35 (incorporated by reference to Exhibit 10.10 to the S-4).

10.11   Term Note, dated May 21, 1997, issued by Windy Hill Pet Food Company,
        Inc. to NationsBank of Tennessee, N.A. in the principal amount of $1,505,882.35 (incorporated by reference to Exhibit 10.11 to the S-4).

10.12   Acquisition Note, dated May 21, 1997, issued by Windy Hill Pet Food
        Company, Inc. to BankBoston, N.A. in the principal amount of $3,388,235.30 (incorporated by reference to Exhibit 10.12 to the S-4).

10.13   Acquisition Note, dated May 21, 1997, issued by Windy Hill Pet Food
        Company, Inc. to First Source Financial LLP in the principal amount of $3,388,265.30 (incorporated by reference to Exhibit 10.13 to the S-4).

10.14   Acquisition Note, dated May 21, 1997, issued by Windy Hill Pet Food
        Company, Inc. to SouthTrust Bank of Alabama, National Association in the principal amount of $3,388,235.30 (incorporated by reference to Exhibit
        10.14 to the S-4).

10.15   Acquisition Note, dated May 21, 1997, issued by Windy Hill Pet Food
        Company, Inc. to NationsBank of Tennessee, N.A. in the principal amount of $3,388,235.30 (incorporated by reference to Exhibit 10.15 to the S-
        4).

10.16   Credit Agreement, dated as of May 21, 1997, among Windy Hill Pet Food
        Acquisition Co., the several banks and other financial institutions from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and The Chase Manhattan Bank, as Documentation
        Agent (incorporated by reference to Exhibit 10.16 to the S-4).

10.17   Guarantee and Collateral Agreement, dated as of May 21, 1997, made by
        Windy Hill Pet Food Holdings, Inc., WHPF Inc., Armour Corporation, Windy
        Hill Pet Food Company, Inc., each of the signatories thereto in favor of Credit Suisse First Boston, as Administrative Agent for the banks and other financial institutions, and The Chase Manhattan Bank, as Documentation Agent (incorporated by reference to Exhibit 10.17 to the S-
        4).

10.18 Consent and Release of Lenders, dated May 19, 1997, related to the credit facility, dated as of April 29, 1996, by and among Windy Hill Pet
        Food Company, Inc., Windy Hill Pet Food Holdings, Inc and their subsidiaries, NationsBank of Tennessee, N.A. as Administrative Agent and
        PNC Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.18 to the S-4).

10.19 Consent and Release of PNC Capital Corp., dated May 20, 1997, related to the Note Purchase Agreement dated as of April 29, 1996 between Windy
        Hill Pet

        Food Company, Inc. and PNC Capital Corp. (incorporated by reference to Exhibit 10.19 to the S-4).

10.26   Statement of Understanding regarding Pet Food Joint Venture, dated as of
        January 28, 1988, between Merrick Pet Foods and Hubbard Milling Company
        (incorporated by reference to Exhibit 10.26 to the S-4).

10.27   Joint Venture Agreement, dated as of January 9, 1992, between MFA, Inc.
        and Hubbard Milling Company (incorporated by reference to Exhibit 10.27 to the S-4).

10.28   Joint Venture Agreement, dated as of July 28, 1993, between J.R. Simplot
        Company and Hubbard Milling Company (incorporated by reference to
        Exhibit 10.28 to the S-4).

10.29   Joint Venture Agreement, dated as of April 7, 1995, between Flint River
        Mills, Inc. and Hubbard Milling Company (incorporated by reference to
        Exhibit 10.29 to the S-4).

10.30   Statement of Understanding regarding Pet Food Ventures, dated as of
        August 10, 1993, between Phelps Industries, Inc. and Hubbard Milling
        Company (incorporated by reference to Exhibit 10.30 to the S-4).

10.31   Purchase Agreement, dated May 16, 1997, among Windy Hill Pet Food
        Acquisition Co., Chase Securities, Inc., and Credit Suisse First Boston
        Corporation (incorporated by reference to Exhibit 10.31 to the S-4).

10.32   Trademark License and Option Agreement, dated April 29, 1996, among
        Windy Hill Pet Food Company, Inc., ProMark International, Inc., Heinz
        Pet Products Company, a division of Star-Kist Foods, Inc. and H.J. Heinz
        Company (incorporated by reference to Exhibit 10.32 to the S-4).

10.33   Trademark License Agreement, dated April 29, 1996, between Windy Hill
        Pet Food Company, Inc. and Heinz Pet Products Company, a division of
        Star-Kist Foods, Inc. (incorporated by reference to Exhibit 10.33 to the
        S-4).

10.34   License Agreement, dated April 29, 1996, between Park Foods Co.,
        Incorporated and Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit 10.34 to the S-4).

10.35 Transition Storage and Handling Agreement, dated as of April 29, 1996, between Heinz Pet Products Company, a division of Star-Kist Foods, Inc.
        and Windy Hill Pet Food Company, Inc. (incorporated by reference to
        Exhibit 10.35 to the S-4).

10.36   Transition Services Agreement, dated as of April 29, 1996, among Heinz
        Pet Products Company, a division of Star-Kist Foods, Inc., H.J. Heinz
        Company of Canada, Ltd., and Windy Hill Pet Food Company, Inc.
        (incorporated by reference to Exhibit 10.36 to the S-4).

10.37   Lease Agreement, dated as of May 16, 1997, between W. Fred Williams,
        Trustee for the Benefit of Highwoods/Tennessee Holdings, L.P., as Lessor and Windy Hill Pet Food Company, Inc., as Lessee (incorporated by reference to Exhibit 10.37 to the S-4).

10.38 Lease Agreement, dated as of February 25, 1995, between Eastpark, L.P., as Lessor and Windy Hill Pet Food Company, Inc. as Successor in interest to P.F.B. Partnership, as Lessee (incorporated by reference to Exhibit
        10.38 to the S-4).

10.39   Software License Agreement, dated April 29, 1996, between Agri-Data
        System, Inc. and Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit 10.39 to the S-4).

10.40   Employment Agreement, dated April 29, 1996, by and between Windy Hill
        Pet Food Company, Inc. and Robert V. Dale (incorporated by reference to
        Exhibit 10.40 to the S-4).

10.41   Employment Agreement, dated April 29, 1996, by and between Windy Hill
        Pet Food Company, Inc. and Donald L. Gadd (incorporated by reference to
        Exhibit 10.41 to the S-4).

10.42   Employment Agreement, dated April 29, 1996, by and between Windy Hill
        Pet Food Company, Inc. and F. Donald Cowan, Jr. (incorporated by reference to Exhibit 10.42 to the S-4).

10.43   Employment Agreement, dated April 29, 1996, by and between Windy Hill
        Pet Food Company, Inc. and Vaughn R. Oakley (incorporated by reference to Exhibit 10.43 to the S-4).

10.44   Amended and Restated Management Services Agreement, dated as of May 2,
        1997 between Windy Hill Pet Food Company, Inc. and Dartford Partnership,
        L.L.C. (incorporated by reference to Exhibit 10.44 to the S-4).

10.45   Letter Agreement, dated April 29, 1996, between Windy Hill Pet Food
        Company, Inc. and Bruckmann, Rosser, Sherrill & Co., Inc. (incorporated by reference to Exhibit 10.45 to the S-4).

10.46   Letter Agreement, dated May 21, 1997, among WHPF, Inc., Windy Hill Pet
        Food Company, Inc. and Bruckmann, Rosser, Sherrill & Co., Inc.
        (incorporated by reference to Exhibit 10.46 to the S-4).

10.47 Termination of Joint Venture at Maumee, Ohio, dated August 31, 1997, by and between The Andersons, Inc. and Windy Hill Pet Food Company, Inc.

10.48   Lease, dated as of August 31, 1997, by and between The Andersons, Inc.
        and Windy Hill Pet Food Company, Inc.

12.1    Statement of Computation of Ratios

27.1    Financial Data Schedule

99.1    Exchange Agent Agreement, dated September 8, 1997, between Windy Hill
        Pet Food Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 99.1 to the S-4).

99.2 Form of Letter of Transmittal (incorporated by reference to Exhibit 99.2 to the S-4).

99.3    Form of Notice of Guaranty Delivery (incorporated by reference to
        Exhibit 99.3 to the S-4).

(b)  Reports on Form 8-K

   None.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDY HILL PET FOOD COMPANY, INC.

By:   /s/ Robert V. Dale
     -------------------
     Robert V. Dale    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

/s/   Robert V. Dale
      --------------
      Robert V. Dale          President and Director
                              (Principal Executive Officer)

/s/   Charles Dunleavy
      ----------------
      Charles Dunleavy        Vice President - Finance
                              (Principal Financial Officer and
                               Principal Accounting Officer)


/s/   Ian R. Wilson           Chairman of the Board of Directors
      -------------
      Ian R. Wilson

/s/   Ray Chung               Director
      ---------
      Ray Chung

/s/   Kase Lawal              Director
      ----------
      Kase Lawal

/s/   Stephen C. Sherrill     Director
      -------------------
      Stephen C. Sherrill

/s/   Stephen F. Edwards      Director
      ------------------
      Stephen F. Edwards

/s/   Donald Welge            Director
      ------------
      Donald Welge

/s/   Preston G. Walsh        Director
      ----------------
      Preston G. Walsh

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors and Stockholder
Windy Hill Pet Food Company, Inc.:

We have audited the accompanying balance sheets of Windy Hill Pet Food Company, Inc. (an indirect wholly owned subsidiary of Windy Hill Pet Food Holdings,
Inc.) as of December 27, 1997 and December 28, 1996, and the related statements of operations, stockholder's equity and cash flows for the years ended December 27, 1997 and December 28, 1996 and for the period from inception (March 1, 1995) through December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windy Hill Pet Food Company, Inc. as of December 27, 1997 and December 28, 1996, and the results of its operations and its cash flows for the years ended December 27, 1997 and December 28, 1996, and for the period from inception through December 30, 1995 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
San Francisco, California
March 13, 1998

                       WINDY HILL PET FOOD COMPANY, INC.
                                BALANCE SHEETS
                            (dollars in thousands)


                                                                                         Company             Old Windy Hill
                                                                                       December 27,           December 28,
                                                                                          1997                   1996
                                                                                       ------------          --------------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $        731           $          570
     Accounts receivable (net of $372 and $48 allowance, respectively)                     19,252                    8,224
     Accounts receivable - other                                                              709                       19
     Inventories (Note 4)                                                                  13,312                    5,141
     Prepaid expenses                                                                         990                      811
     Current deferred tax asset (Note 11)                                                   2,335                       30
                                                                                       ------------          --------------
          Total current assets                                                             37,329                   14,795

Property, plant and equipment, net (Note 5)                                                60,774                   22,484
Investments in joint ventures (Note 6)                                                      3,527                        -
Goodwill and other intangible assets, net (Note 7)                                         98,465                   51,515
Other assets, net (Note 8)                                                                 13,612                    3,431
                                                                                       -----------           --------------
          Total assets                                                               $    213,707           $       92,225
                                                                                       ===========           ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt (Note 9)                                      $      1,312           $        5,800
     Senior secured revolving debt facility (Note 9)                                        2,000                    2,000
     Accounts payable                                                                      20,178                    9,816
     Accrued liabilities                                                                    8,154                    2,699
                                                                                       -----------           --------------
          Total current liabilities                                                        31,644                   20,315

Deferred tax liability (Note 11)                                                           12,390                    2,252
Senior secured term debt (Note 9)                                                          13,688                   35,750
Senior subordinated notes (Note 9)                                                        120,000                    7,551
Other liabilities                                                                           3,257                      325
                                                                                       -----------           --------------
          Total liabilities                                                               180,979                   66,193
                                                                                       -----------           --------------
Stockholder's equity:
     Common stock, $0.01 par value; 10,000 shares authorized,
        100 shares issued and outstanding                                                       -                        -
     Paid-in capital                                                                       35,458                   25,681
     Retained earnings (accumulated deficit)                                               (2,730)                     351
                                                                                       -----------           --------------
          Total stockholder's equity                                                       32,728                   26,032
                                                                                       ===========           ==============

Commitments and contingent liabilities (Notes 9, 12 and 16)

          Total liabilities and stockholder's equity                                 $    213,707           $       92,225

                                                                                       ===========           ==============

                       WINDY HILL PET FOOD COMPANY, INC.
                           STATEMENTS OF OPERATIONS
                            (dollars in thousands)


                                                           Company                                   Old Windy Hill
                                                       -----------------------------------------------------------------------------

                                                                    Years ended                                   Ten months ended
                                                       ---------------------------------------
                                                          December 27,          December 28,                        December 30,
                                                             1997                  1996                               1995
                                                       -----------------    ------------------                   -------------------

Net sales                                              $    164,288         $  82,993                                 $  34,481
Cost of goods sold                                          113,288            54,379                                    22,107
                                                       -----------------    ------------------                   -------------------


     Gross profit                                            51,000            28,614                                    12,374
                                                       -----------------    ------------------                   -------------------


Selling, distribution and marketing expenses:
     Selling and distribution                                13,442             8,090                                     4,751
     Trade promotions                                        14,253             8,874                                     3,732
     Consumer marketing                                       1,285               201                                         -
                                                       -----------------    ------------------                   -------------------
Total selling, distribution and
  marketing expenses                                         28,980            17,165                                     8,483

Amortization of goodwill and other intangibles                3,208             1,316                                       452
General and administrative expenses                           7,624             3,618                                     1,526
Equity in earnings of joint ventures                           (377)                -                                         -
Other expense                                                    54                 -                                         -
Transition related costs (Note 10)                            1,571                 -                                         -
                                                       -----------------    ------------------                   -------------------

Total operating expenses                                     41,060            22,099                                    10,461
                                                       -----------------    ------------------                   -------------------

     Operating income                                         9,940             6,515                                     1,913

Interest income                                                (175)              (65)                                      (30)
Interest expense                                             10,068             3,825                                     1,155
Amortization of debt issuance costs                             715               259                                        67
Other bank and financing expenses                                93                40                                         -
                                                       -----------------    ------------------                   -------------------


     (Loss) income before income taxes and
         extraordinary item                                    (761)            2,456                                       721

Income tax provision                                             26             1,209                                         -
                                                       -----------------    ------------------                   -------------------

     (Loss) income before extraordinary item                   (787)            1,247                                       721

Extraordinary loss on early extinguishment
   of debt, net of tax of $1,529 in 1997 and
   $0 in 1996 (Note 9)                                        2,294               604                                         -
                                                       -----------------    ------------------                   -------------------


     Net (loss) income                                 $     (3,081)        $     643                             $         721
                                                       =================    ==================                   ===================

                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                                     Retained
                                                                    Common          Additional       Earnings
                                                  Members'           Stock           Paid-in       (Accumulated
                                                  Capital           Shares           Capital         Deficit)           Total
                                              --------------      ---------        ------------  ---------------      --------
Capital contribution, net of
  syndication costs of $109                   $ 5,891                  --          $     --       $      --           $ 5,891

Net income                                         --                  --                --             721               721
                                              --------------      ---------        ------------  ---------------      --------
Balance at December 30, 1995                    5,891                  --                --             721             6,612

Contribution of Windy Hill Pet
  Food Company, LLC members' capital
  to Windy Hill Pet Food Company, Inc.
  (Note 1)                                     (5,891)                 23             5,891              --                --

Deferred tax liability recognized                  --                  --                --          (1,013)           (1,013)

Capital contribution from Windy
  Hill Pet Food Holdings, Inc., net
  of syndication cost of $210                      --                  77            19,790              --            19,790

Net income                                         --                  --                --             643               643
                                              --------------      ---------        ------------  ---------------      --------
Balance at December 28, 1996                       --                 100            25,681             351            26,032

Contribution of Windy Hill
  Pet Food Holdings, Inc., net
  of syndication cost of $224                      --                  --             9,777              --             9,777

Net loss                                           --                  --                --          (3,081)           (3,081)
                                              --------------      ---------        ------------  ---------------      --------

Balance at December 27, 1997                  $    --                 100          $ 35,458      $  (2,730)           $32,728
                                              ==============      =========        ============  ===============      ========

                See accompanying notes to financial statements

                       WINDY HILL PET FOOD COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                               Company                                Old Windy Hill
                                                         ---------------------------------------------------------------------------

                                                                     Years ended                                   Ten months ended
                                                         ------------------------------------------
                                                         December 27,              December 28,                      December 30,
                                                            1997                       1996                             1995
                                                         ----------------       -------------------               ------------------

Cash flows from operating activities:
     Net (loss) income                                   $    (3,081)           $       643                       $       721
     Adjustments to reconcile net (loss)
     income to cash provided by operating activities:
        Depreciation and amortization                          6,882                  2,719                               787
        Deferred income taxes                                  2,197                  1,209                                --
        Early extinguishment of debt, net of tax               2,294                    604                                --
        Gain on sale of fixed assets                               4                     --                                --
        Equity in earnings of joint ventures                    (377)                    --                                --
        Operating advances from joint ventures                 1,015                     --                                --
        Change in assets and liabilities, net of
        effects of businesses acquired:

          Increase in accounts receivable                     (3,665)                 (3,941)                            (960)
             (Increase) decrease in inventories               (1,726)                   (454)                             352
             Increase in prepaid expenses                        (50)                   (412)                             (34)
             Increase in accounts payable                        313                   6,250                              847
             Increase in accrued liabilities                   4,436                   1,063                               --
                                                         ----------------       -------------------               ------------------

Net cash provided by operating activities                      8,242                   7,681                            1,713
                                                         ----------------       -------------------               ------------------


Cash flows from investing activities:
     Additions to property, plant and equipment               (4,175)                 (1,091)                          (1,120)
     Change to other non-current assets and liabilities       (1,087)                   (357)                            (321)
     Proceeds from sale of assets                             51,704                      --                               --
     Payment for acquisition of businesses,
        net of cash acquired                                (135,350)                (56,768)                         (22,165)
                                                         ----------------       -------------------               ------------------

Net cash used in investing activities                        (88,908)                (58,216)                         (23,606)
                                                         ----------------       -------------------               ------------------


Cash flows from financing activities:
     Proceeds from senior secured term and revolving
     debt                                                     71,500                  48,000                           17,000
     Proceeds from senior subordinated notes                 120,000                   8,500                               --
     Repayment of borrowings                                (109,952)                (21,450)                              --
     Capital contributions from Holdings                      10,000                  19,000                            6,000
     Debt issuance and syndication costs                     (10,721)                 (3,272)                            (780)
                                                         ----------------       -------------------               ------------------

Net cash provided by financing activities                     80,827                  50,778                           22,220
                                                         ----------------       -------------------               ------------------


Increase in cash and cash equivalents                            161                     243                              327

Cash and cash equivalents, beginning of period                   570                     327                               --
                                                         ----------------       -------------------               ------------------

Cash and cash equivalents, end of period                    $    731          $          570              $               327
                                                         ================       ===================               ==================

Supplemental cash flow disclosure:
        Cash paid for interest                              $  6,660          $        3,759              $             1,179
        Income taxes paid                                   $  8,806          $           --              $                --

                See accompanying notes to financial statements

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY
--------------------

ORGANIZATION

Windy Hill Pet Food Company, Inc., (the "Company") a Minnesota corporation, is a manufacturer of private label and economy branded pet food products. The Company is an indirectly-owned subsidiary of Windy Hill Pet Food Holdings, Inc. ("Holdings"), which is a Delaware corporation. The Company commenced operations March 1, 1995, under its previous ownership structure as Windy Hill Pet Food Company, L.L.C. ("LLC"). In connection with the Company's acquisition of certain brands from Heinz Pet Products ("Heinz") in April 1996, as further described in Note 3, LLC's net assets were contributed at net book value to Holdings. On May 21, 1997, Windy Hill Pet Food Acquisition Co., a newly formed indirect subsidiary of Holdings, merged with and into Hubbard Milling Company ("Hubbard"), and Windy Hill Pet Food Company, Inc. ("Old Windy Hill") purchased all of the stock of Armour Corporation. Concurrently, Hubbard, the surviving corporation in the merger, was renamed Windy Hill Pet Food Company, Inc., and Holdings transferred all of the operating assets and liabilities of Old Windy Hill to the Company (Note 3). The Company was capitalized with a senior secured term debt facility and senior subordinated notes (Note 9).

OPERATIONS

The Company manufactures and sells dog and cat food products and treats, which are sold throughout the United States. The products are manufactured out of thirteen plants, nine of which are wholly owned and four of which are managed under joint venture agreements in which the Company owns a 50% equity interest.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from these estimates and assumptions.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday of December. Certain prior year amounts have been reclassified to conform to the current year's presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of raw materials, packaging, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from four to thirty years. Costs which improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the estimated useful life of the property or over the terms of the leases, whichever is shorter.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets include goodwill, trademarks and certain identifiable intangible assets. Trademarks and goodwill are being amortized over four to forty years using the straight-line method. Other intangible assets are being amortized using the straight-line method over periods ranging from four to five years. Amortization of goodwill and other intangible assets charged against income during the years ended December 27, 1997 and December 28, 1996 and the ten months ended December 30, 1995 was $2.9 million, $1.1 million and $294,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. The Company has evaluated the carrying value for evidence of impairment, and management believes at December 27, 1997, there were no indications of impairment.

The Company assesses the recoverability of long-lived assets by determining whether the recorded balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the asset will be impacted if estimated future operating cash flows are not achieved.

OTHER ASSETS

Other assets consist of debt issuance costs, packaging design costs, and other miscellaneous assets. Debt issuance costs of the senior subordinated notes are being amortized using the interest method over the term of the respective notes. Debt issuance costs of the senior secured debt are being amortized using the straight-line method over the terms of the related debt. Aggregate amortization of debt issuance costs and other assets charged against income in the years ended December 27, 1997 and December 28, 1996 and the ten months ended December 30, 1995 was $715,000, $259,000 and $67,000, respectively. Amortization of packaging design costs charged against income in the years ended December 27, 1997 and December 28, 1996 and the ten months ended December 30, 1995 was $283,000, $205,000 and $158,000, respectively.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of its financial instruments approximates book value at December 27, 1997 and December 28, 1996, based on terms currently available to the Company in financial markets for similar instruments.

CONCENTRATION OF CREDIT RISK

The Company sells its products to supermarkets, wholesalers and other retailers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 27, 1997 and December 28, 1996.

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method of accounting for income taxes uses an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

On April 29, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of the Kozy Kitten( and Tuffy's( dry pet food brands (the "Heinz Business") from Heinz Pet Products ("Heinz"), a division of Heinz, Inc. The purchase price was $52.5 million, which included a contractually agreed upon amount of working capital (as defined in the agreement). In conjunction with the acquisition, the Company and Heinz entered into a royalty-free licensing agreement, which entitles the Company to use the Kozy Kitten trademark and trade name for dry cat food until April 29, 2006. The Trademark License and Option Agreement gives the Company the irrevocable right to purchase the trademark and trade name from Heinz no earlier than April 29, 2001 and no later than April 29, 2006 for a cash payment of $2.5 million. The acquired assets also included a manufacturing facility in Perham, Minnesota. The acquisition was accounted for using the purchase method of accounting and the results of operations have been included since the date of acquisition.

In order to effect the Heinz Business acquisition and to refinance the $17.0 million of existing debt of LLC at April 29, 1996, the Company entered into a series of financings, as further described in Note 9. The financings included
(i) a capital contribution of $19.8 million from Holdings, (ii) senior secured term debt of $43.0 million and a senior secured revolving debt facility of $9.0 million, and (iii) issuance of a senior subordinated note in the amount of $8.5 million.

The purchase price of the acquired Heinz Business has been allocated to tangible and intangible assets as follows (dollars in thousands):

Cash paid to acquire assets                                $52,500
Other acquistion costs                                       4,257
                                                           -------
                                                            56,757
Cost assigned to net tangible assets                       (19,282)
                                                           -------
Cost assigned to intangible assets                         $37,475
                                                           =======

Concurrent with the 1996 purchase of assets, the Company and Heinz entered into a five year co-packing agreement in which the Company will manufacture certain pet food products for Heinz. The agreement requires Heinz to meet a minimum supply amount at a co-packing rate which covers the variable costs of the pet food products as well as an amount to cover a specified rate of fixed costs at the Perham facility where the products are manufactured.

On May 21, 1997, Windy Hill Pet Food Acquisition Co. merged with and into Hubbard, and Old Windy Hill purchased all of the capital stock of Armour Corporation, a holding company which prior to the closing of the transaction owned 5% of the capital stock of Hubbard and after the consummation of the transaction owned 39% of the capital stock of Hubbard. Concurrently, Hubbard, the surviving corporation in the merger, was renamed Windy Hill Pet Food Company, Inc., and Old Windy Hill transferred all the operating assets and liabilities, including $27.0 million of equity and $51.0 million of indebtedness (the "Existing Indebtedness") of Old Windy Hill to the Company. The net combined purchase price of Hubbard and the Armour Corporation stock was approximately $131.1 million (net of cash acquired). For financial reporting purposes, these transactions were accounted for as a purchase of Hubbard by Old Windy Hill and the results of operations of Hubbard have been included since the date of acquisition. The allocation of the purchase price has been finalized.

The acquisition and the repayment of Existing Indebtedness was financed with (i) a $9.8 million net capital contribution from Holdings, (ii) term debt of $20.0 million and revolving debt of $45.0 million under a $65.0 million senior secured debt facility, and (iii) proceeds from the issuance of $120.0 million of senior subordinated notes. Immediately following the merger, the Company sold its animal feed business to Feed-Rite (US) Animal Feeds, Inc., a subsidiary of the Ridley Group. The net after tax proceeds, subject to certain adjustments, were approximately $50.0 million. The net proceeds were used to repay $5.0 million of the senior secured term debt and $45.0 million of net senior secured revolving debt facility.

The purchase price of the acquisition has been allocated to tangible and intangible assets (dollars in thousands):

Cash paid to acquire business, net of cash acquired        $131,052
Other acquistion costs                                        5,438
                                                           --------
                                                            136,490
Cost assigned to net tangible assets and assets held
for sale                                                    (86,305)
                                                           --------
Cost assigned to intangible assets                         $ 50,185
                                                           ========

The unaudited pro forma information below has been prepared assuming the businesses were acquired December 31, 1995 (dollars in thousands):

                                                       Years ended
                                          ---------------------------------------
                                             December 27,         December 28,
                                                1997                 1996
                                          ------------------   ------------------
Net sales                               $           208,100  $           216,709
                                          ==================   ==================

Income before taxes and
    extraordinary item                                  882                4,465
                                          ==================   ==================

Net (loss) income                       $            (1,625) $             2,679
                                          ==================   ==================


These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisitions occurred on the date indicated. The pro forma results reflect certain adjustments for amortization, interest expense, fixed overhead and general and administrative expenses.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following (dollars in thousands):

                                                 December 27,          December 28,
                                                     1997                  1996
                                               ------------------   -------------------
Raw materials                                $             3,004  $              1,253
Packaging supplies                                         5,536                 2,339
Finished goods                                             4,772                 1,549
                                               ------------------   -------------------
                                             $            13,312  $              5,141
                                               ==================   ===================

At December 27, 1997, the Company had commitments to purchase raw materials aggregating approximately $13.2 million.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following (dollars in thousands):

                                                          December 27,         December 28,
                                                              1997                 1996
                                                        ------------------   ------------------
Land                                                  $             2,663  $               203
Machinery and equipment                                            42,882               17,043
Buildings and improvements                                         16,328                6,266
Furniture and fixtures                                              1,390                  238
Computer equipment                                                    127                   70
Construction-in-progress                                            1,626                   11
                                                        ------------------   ------------------
                                                                   65,016               23,831
     Less accumulated depreciation                                 (4,242)              (1,347)
                                                        ------------------   ------------------
                                                      $            60,774  $            22,484
                                                        ==================   ==================

At December 27, 1997, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $332,000.

NOTE 6  INVESTMENTS IN JOINT VENTURES
-------------------------------------

The Company has a 50% equity interest in each of four manufacturing joint ventures with each of the following joint venture partners, none of which are affiliates of the Company or Holdings: Merrick PetFoods, Inc., MFA, Inc., J.R. Simplot Company, and Flint River Mills, Inc. The Company accounts for the joint ventures using the equity method of accounting.

NOTE 7  GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------

Goodwill and other intangible assets consist of the following (dollars in thousands):

                                                         December 27,         December 28,
                                                             1997                 1996
                                                       ------------------   ------------------
Goodwill                                             $            35,122  $             7,588
Trademarks                                                        66,807               45,000
Other intangibles                                                    852                  332
                                                       ------------------   ------------------
                                                                 102,781               52,920
    Less accumulated amortization                                 (4,316)              (1,405)
                                                       ------------------   ------------------
                                                     $            98,465  $            51,515
                                                       ==================   ==================

NOTE 8  OTHER ASSETS
--------------------

Other assets consist of the following (dollars in thousands):

                                                         December 27,         December 28,
                                                             1997                 1996
                                                       ------------------   ------------------
Debt issuance costs                                  $            10,464  $             2,978
Defined benefit pension plan asset                                 2,474                    -
Packaging, plate cost and other costs                              1,899                1,059
                                                       ------------------   ------------------
                                                                  14,837                4,037
    Less accumulated amortization                                 (1,225)                (606)
                                                       ------------------   ------------------
                                                     $            13,612  $             3,431
                                                       ==================   ==================


NOTE 9 - LONG TERM DEBT
-----------------------

Long term debt consists of the following (dollars in thousands):

                                                                                                December 27,        December 28,
                                                                                                   1997                1996
                                                                                                ------------        ------------
SENIOR SECURED DEBT
Senior secured tranche A-1 debt; interest rate of 8.29% at December 28, 1996                    $          --       $   27,550

Senior secured tranche A-2 debt; interest rate of 8.29% at December 28, 1996                               --           14,000

Senior secured revolving debt facility - interest rate of 8.37% at December 28, 1996                       --            2,000

Senior secured term debt - interest rate of 8.38% at December 27, 1997; principal due in quarterly installments through November 21, 2003; floating interest rate at the prime rate plus 1.5% or, alternatively, the one, three or six month Eurodollar rate
plus 2.5% payable quarterly at the termination of the Eurodollar contract period                       15,000               --

Senior secured revolving debt facility - interest rate of 10.0% at December 27, 1997;
principal due November 21, 2003; floating interest rate at the prime rate plus 1.50%
or alternatively, the one, three, or six month Eurodollar rate plus 2.50%; payable
quarterly or at the termination of the Eurodollar contract period                                       2,000               --

SENIOR SUBORDINATED NOTES
Senior subordinated note issued April 29, 1996; coupon interest rate of 12.0% with
interest payable quarterly; net of original issue discount of $949,000                                     --            7,551

Senior subordinated notes issued May 15, 1997 at par value of $120,000; coupon interest
rate  of 9.75% with interest payable each May 15 and November 15; matures on May 15, 2007             120,000               --
                                                                                                 ------------        ------------
                                                                                                      137,000           51,101

Less:  current portion of senior secured debt                                                          (1,312)          (5,800)
          current portion of senior secured revolving debt facility                                    (2,000)          (2,000)
                                                                                                 -------------      -------------
Long term debt                                                                                    $   133,688       $   43,301
                                                                                                 =============      =============

Annual principal payments for the next five years and thereafter consist of the following (dollars in thousands):

1998                                 $       3,312
1999                                         1,781
2000                                         2,156
2001                                         2,531
2002                                         2,906
Thereafter                                 124,314
                                       ------------
                                     $     137,000
                                       ============

SENIOR SECURED DEBT

Old Windy Hill and Holdings entered into a Credit and Guarantee Agreement, dated April 29, 1996 (the "Agreement"), with several banks for $43.0 million of senior secured term debt and a senior secured revolving debt facility. The proceeds from the debt were used to acquire certain assets and brands from Heinz, pay fees and expenses and fund working capital. The debt was guaranteed by Holdings and Old Windy Hill. The Agreement contained optional prepayment provisions with no premium. Substantially all of the assets of Old Windy Hill were pledged as collateral for the debt.

The Agreement included $9.0 million of available borrowing under a senior secured revolving debt facility, of which $2.5 million was reserved to support the Trademark License and Option Agreement (Note 3). The available borrowings were also subject to limitations related to aggregate inventory and accounts receivable levels. The Agreement required a commitment fee of 0.50% per annum payable quarterly on the unused portions of the revolving debt facility.

In conjunction with the acquisition of Hubbard, the Company entered into a Credit Agreement, dated May 21, 1997 (the "Credit Agreement"), among Windy Hill Pet Food Acquisition Co., Credit Suisse First Boston, The Chase Manhattan Bank and the several banks and other financial institutions parties thereto, which provided the Company with senior secured debt facilities (the `Senior Bank Facilities") in the aggregate principal amount of $85.0 million. The proceeds from the Senior Bank Facilities and the $120.0 million senior subordinated notes were used to retire the senior secured term debt and the senior secured revolving debt facility under the Agreement.

The Senior Bank Facilities consist of (i) a senior secured term loan facility providing for term loans to the Company in a principal amount of $20.0 million (the "Term Loan Facility"), (ii) an acquisition debt facility (the "Acquisition Facility") providing revolving loans to the Company for permitted acquisitions in a principal amount of $45.0 million, and (iii) a working capital revolving debt facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company as well as swing line loans in an aggregate principal amount of $20.0 million. The senior secured working capital debt facility is subject to a commitment fee of 0.5% per annum payable quarterly on the unused portions of the facility.

As a result of the Hubbard and Heinz acquisitions, the Existing Indebtedness and the $17.0 million of existing debt of LLC were refinanced and in conjunction with the retirement of those debt facilities, $2.6 million (together with unamortized note discounts and other charges totaling $1.2 million in fiscal
1997) and $604,000 of debt issuance costs were written off as extraordinary items in the statements of operations for the years ended December 27, 1997 and December 28, 1996, respectively. The effective tax rate was applied to the write-off for the year ended December 27, 1997, while no income tax effect was reflected to the write-off for the year ended December 28, 1996, as the write-off was attributable to the members of LLC.

The Credit Agreement includes restrictive covenants, which limit borrowings, cash dividends, and capital expenditures, while also requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at December 27, 1997.

SENIOR SUBORDINATED NOTES

On April 29, 1996, Old Windy Hill issued a senior subordinated note (the "Old Note") in the amount of $8.5 million to a bank. The Old Note could be prepaid at any time, subject to a prepayment penalty of 4% in the first year, 3% in the second year, 2% in the third year, and 1% in the fourth year, and no prepayment penalty thereafter.

The Old Note included a provision for warrants for 10% of the stock of Holdings with a nominal exercise price. The warrants were subject to anti-dilution covenants. The warrants would have expired the later of ten years from the date of issuance or four years after the Old Note has been repaid. The warrants were freely assignable and detachable. The holder of the Old Note also had the right to "put" the warrants or stock to Holdings, beginning after the earlier of five years from the closing, a sale or merger of the Company, or an event of default on the Old Note. The value assigned to the warrants as of the issuance date was $1.0 million and was recorded at Holdings and contributed to Old Windy Hill as paid in capital. The capital contribution was recorded by Old Windy Hill with a corresponding discount to the value of the Old Note. The discount was being amortized over eight years, or the life of the Old Note. Accumulated amortization as of December 28, 1996 was $51,000. In conjunction with the acquisition of Hubbard, the holder of the Old Note exercised its warrants for common and preferred stock of Holdings and a note due from Holdings for $416,667.

In conjunction with the acquisition of Hubbard on May 21, 1997, the Company issued $120.0 million of senior subordinated notes (the New Notes). The proceeds from the New Notes, along with the proceeds from the Senior Bank Facilities and a capital contribution from Holdings (Note 3), were used to (i) retire the senior secured term debt and the senior secured revolving debt facility financed under the Agreement, (ii) retire the Old Note and (iii) acquire Hubbard. In connection with the retirement of the Old Note, $606,000 of debt issuance costs were written off as an extraordinary item in the statement of operations for the year ended December 27, 1997. The effective tax rate was applied to the extraordinary item.

The Company may redeem the New Notes at any time after May 15, 2002, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem up to $42.0 million of the New Notes at any time prior to May 15, 2002, subject to certain requirements, with the cash proceeds received from one or more equity offerings (as defined), at a redemption price of 109.750% together with accrued and unpaid interest. Upon a change of control (as defined), the Company has an option at any time prior to May 15, 2002, to redeem the New Notes at a redemption price of 100% plus the applicable premium (as defined), together with accrued and unpaid interest. If the Company does not redeem the New Notes or if the change of control occurs after May 15, 2002, the Company is required to offer to repurchase the New Notes at a price equal to 101% together with accrued and unpaid interest.

The New Notes include restrictive covenants, which limit additional borrowings, cash dividends, sale of assets, mergers and the sale of stock. The Company was in compliance with these covenants at December 27, 1997.

INTEREST RATE HEDGE AGREEMENTS

The Company uses interest rate collar agreements (the "Agreements") to reduce the impact of changes in interest rates on its floating rate term debt.
Premiums paid for such Agreements are being amortized to debt issuance costs over the terms of the Agreements. Unamortized premiums are included in other assets in the balance sheets. Amounts to be paid or received, if any, under the Agreements are recognized as an increase or decrease, respectively, in interest expense. The counterparty to the Company's Agreements is a major financial institution.

The current effective cap rate is set at 7.50% (plus the applicable margin). The effective floor rate is set at 5.50% (plus the applicable margin). The notional principal under the Agreements is $25.0 million. As of December 27, 1997, and December 28, 1996, the Company had total variable rate debt outstanding in the amount of $17.0 million and $43.6 million, respectively. The aggregate premiums paid for the Agreements was $103,000.

Under the Agreements, the Company would receive payments from the counterparty if the three month LIBOR rate exceeds the cap rate and make payment to the counterparties if the three month LIBOR rate falls below the floor rates. The payments would be calculated based upon the respective notional principal amount. During fiscal 1997 and 1996 the Company made no payments under the Agreements. At December 27, 1997, the three-month LIBOR rate was 5.91%.

Risk associated with the Agreements include those associated with changes in market value and interest rates. At December 27, 1997, the fair value of the Company's interest rate collars was immaterial and management considers the potential loss in future earnings and cash flows attributable to such Agreements to be immaterial.

NOTE 10 - TRANSITION RELATED COSTS
----------------------------------

Transition related expenses represent one time costs incurred to integrate the Hubbard acquisition. These costs include transitional employee compensation, relocation expenses, recruiting fees, training costs, system conversion costs and other unique transitional expenses. Transition related costs for the year ended December 27, 1997 were approximately $1.6 million.

NOTE 11 - INCOME TAXES
----------------------

The Company files its federal income tax return on a consolidated basis with Holdings. State income tax returns are filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular laws in each state. The Company's income tax provision is computed as if all income tax returns were filed on a separate company basis.

The provision for income taxes is summarized as follows (dollars in thousands):

                                                                                         Years ended
                                                                            ---------------------------------------
                                                                              December 27,         December 28,
                                                                                  1997                 1996
                                                                            ------------------   ------------------
   Current tax benefit:
             Federal                                                      $            (8,593) $                 -
             State                                                                     (1,598)                   -
                                                                            ------------------   ------------------
   Total current benefit                                                              (10,191)                   -
                                                                            ------------------   ------------------
   Deferred tax expense:
             Federal                                                                   (8,576)                 938
             State                                                                     (1,589)                 271
                                                                            ------------------   ------------------
   Total deferred provision                                                           (10,165)               1,209
                                                                            ------------------   ------------------
   Total income tax provision                                             $                26  $             1,209
                                                                            ==================   ==================
The Company's tax provision in 1997 reflects taxes paid on the gain for tax purposes on the sale of the animal feed business as well as the recognition of a $12.3 million reduction in deferred taxes established for the gain at the time of the acquisition of Hubbard.

No income tax provision was recorded in fiscal 1995 as the Company's
Predecessor was organized as a limited liability Company.
                                                                               December 27,         December 28,
Deferred tax assets (liabilities) consist of the following:                        1997                 1997
                                                                            ------------------   -------------------
   Deferred tax assets - current:
      Post-retirement benefits                                             $            1,006   $                -
      Accrued expenses                                                                    502                    -
      Package design costs                                                                323                    -
      Other                                                                               504                   30
                                                                            ------------------   ------------------
   Total deferred tax assets - current                                                  2,335                   30
                                                                            ------------------   ------------------
   Deferred tax assets - non-current
      State taxes                                                                         666                    -
      Net operating losses                                                                  -                  693
                                                                            ------------------   ------------------
   Total deferred tax assets - non-current                                                666                  693
                                                                            ------------------   ------------------
   Deferred tax liabilities - non-current:
      Depreciation                                                                     (7,805)                   -
      Goodwill                                                                         (4,144)              (2,743)
      Prepaid Pension                                                                    (981)                   -
      Other                                                                              (126)                (202)
                                                                            ------------------   ------------------
   Total deferred tax liabilities - non-current                                       (13,056)              (2,945)
                                                                            ------------------   ------------------

   Net deferred tax liability                                             $           (10,055) $            (2,222)
                                                                            ==================   ==================

The Company has not recorded a valuation allowance for its deferred tax assets. Management believes that the Company's deferred tax assets are more likely than not to be realized.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (dollars in thousands):

                                                                                  Years ended
                                                                    ----------------------------------------
                                                                       December 27,         December 28,
                                                                           1997                 1996
                                                                    -------------------  -------------------
(Benefit) provision for income taxes at U.S.
    statutory rate                                                $               (259)   $             965
(Decrease) increase in tax resulting from:
     Nondeductible expenses                                                        314                   65
     State taxes, net of federal benefit                                           (29)                 179
                                                                    -------------------  -------------------
                                                                  $                 26 $              1,209
                                                                    ===================  ===================

NOTE 12 - LEASES
----------------

The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable operating leases which expire on various dates through 2012.

Future annual minimum lease payments under these leases are summarized as follows (dollars in thousands):

1998                                 $         890
1999                                           850
2000                                           748
2001                                           607
2002                                           604
Thereafter                                   2,037
                                       -------------
                                     $       5,736
                                       ============

Rent expense was $669,000 for the year ended December 27, 1997 and $248,000 for the year ended December 28, 1996.

NOTE 13 - SAVINGS AND BENEFIT PLANS
-----------------------------------

The Company maintains a defined contribution plan for all employees with eligibility conditioned upon full time employment. The Company makes annual contributions based upon a percent of the employee's annual taxable wages. Vesting in the plan is according to a graduated scale of one third per year with full vesting at the end of the third year of employment. The employer contribution for the years ended December 27, 1997 and December 28, 1996 was $369,000 and $206,000, respectively. Eligible employees are also given the opportunity to make their own contributions to the plan on a tax deferred basis.

EMPLOYEE BENEFIT PLANS

In connection with the acquisition of Hubbard, the Company acquired two noncontributory, defined benefit pension plans covering hourly and salaried employees. The following tables set forth the funded status of the pension plans and the amount recognized in the Company's balance sheet as of December 27, 1997 (dollars in thousands):

                                                                                 Hourly     Salaried
                                                                                  Plan        Plan       Total
                                                                               ---------- ----------- -----------
Actuarial present value of benefit obligations:
          Vested                                                                 $  5,382    $  9,739    $ 15,122
          Nonvested                                                                   325         311         636
                                                                                 --------    --------    --------

               Accumulated benefit obligation                                       5,707      10,050      15,758

Effect of projected future salary increases                                             1         939         940
                                                                                 --------    --------    --------

               Projected benefit obligation                                         5,708      10,989      16,698

Market value of plan assets                                                         5,894      15,323      21,217
                                                                                 --------    --------    --------

               Plan assets in excess
                  of projected benefit obligation                                     186       4,334       4,519

Unrecognized net gain                                                                (596)     (1,449)     (2,045)
                                                                                 --------    --------    --------

              ( Pension liability)  prepaid pension cost                         $   (410)   $  2,885    $  2,474
                                                                                 ========    ========    ========


The net periodic pension cost (benefit) components were as follows for the year ended December 27, 1997 (dollars in thousands):

          Service cost earned
            during the year                                                      $     54    $    148    $    202
          Interest cost on projected
            benefit obligation                                                        277         531         808
          Actual return on plan assets                                             (1,340)     (2,775)     (4,115)
          Deferred gain                                                               987       1,882       2,869
                                                                                 --------    --------    --------
               Pension (benefit)                                               $      (22)   $   (214) $     (236)
                                                                                 ========    ========    ========

The principal actuarial assumptions used for December 27, 1997 were:

                                                   Hourly               Salaried
                                                    Plan                  Plan
                                                  ---------             ----------
Discount rate                                            7.25%                  7.25%
Long-term rate of compensation increase                  5.0%                   5.0%
Long-term rate of return on plan assets                  8.0%                   8.0%


OTHER BENEFITS

In connection with the acquisition of Hubbard, the Company acquired a retiree medical payment plan, which provides health care benefits for eligible retired associates and their covered dependents and spouses. Employees must be 55 years or older with 10 years of service upon retirement to be eligible for coverage under the current plan. Depending on the date of retirement, the retiree must pay the premium cost associated with health care coverage. The plan is not funded.

The accumulated post-retirement obligation included the following components (dollars in thousands):

Retirees                                                     $    2,046
Eligible active plan participants                                   114
Other active plan participants                                      672
                                                               ---------
     Accumulated post retirement benefit obligation               2,832

Unrecognized loss                                                   318
                                                               ---------
     Accrued post-retirement benefit obligation              $    2,514
                                                               =========

Under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefit Other Than Pensions", postretirement benefit expense included the following components (dollars in thousands):

Current service                                     $     27
Interest on accumulated benefits obligation              111
                                                      -------
     Total postretirement benefit expense           $    138
                                                      =======

The discount rate used to determine the accumulated post-retirement benefit obligation was 7.25%. The assumed health care cost trend rate used to measure the obligation was 9.7% for 1997. A one-percentage point increase in the assumed health care cost trend rate would have increased the 1997 accumulated post-retirement obligation by $341,000.

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company is party to an Amended and Restated Management Services Agreement, dated as of May 2, 1997, with Dartford Partnership, L.L.C. ("Dartford") pursuant to which Dartford provides management oversight to the Company. Management services provided by Dartford include, but are not limited to, operations oversight, corporate and financial planning, identification of possible acquisitions and advice on the financing thereof and definition and development of business opportunities. The Company paid a total of $807,000 in management fees to Dartford, a member of LLC, who is also a shareholder of Holdings. The annual management fee was $500,000 prior to the merger of Old Windy Hill and Hubbard, and $1.0 million after the merger of Old Windy Hill and Hubbard. The terms of the Amended and Restated Management Services Agreement were negotiated among the equity investors of Holdings.

In connection with the acquisitions of the Heinz pet food brands and Hubbard, the Company paid to certain members of LLC and shareholders of Holdings, who are also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisitions of Heinz pet food brands and Hubbard and related financing of acquisitions. The aggregate amount paid to certain members of LLC and shareholders of Holdings was $2.5 million and was funded by the proceeds of the financings. Of this $2.5 million, $1.8 million was paid to Dartford and $0.7 million was paid to Bruckmann, Rosser, Sherrill & Co. The fee amounts were negotiated among the equity investors of Holdings.

NOTE 15  INCENTIVE COMPENSATION PLAN
------------------------------------

The Windy Hill Pet Food Holdings, Inc. Stockholders Agreement ("Stockholders Agreement") dated as of April 29, 1996 and amended as of May 21, 1997, contains an incentive compensation arrangement (the "Incentive Plan") as a means by which certain key employees and other specifically designated persons ("Key Personnel") of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from the appreciation in value of the Company. Under the Incentive Plan, Key Personnel were issued non-voting Class B Common Stock of Holdings ("Class B Stock"), at a $.01 per share, as a means to participate in the appreciation of the Company. The Class B Stock is subject to vesting requirements based on terms of employment or other factors. A portion of the vesting period was deemed achieved at date of issuance of the Class B Stock.

The holders of vested Class B Stock will be entitled to receive certain payments or distributions based on the amounts paid or distributed to investors in Holdings. In general, there will be no payments to holders of vested Class B Stock until the Preferred Series A and B Stock of Holdings ("Preferred Stock") and associated accrued and unpaid dividends on the Preferred Stock, and Class A Common Stock of Holdings ("Class A Stock") have received their respective return of capital. The type of payment will be cash or non-cash consideration, depending on the type of distribution to the Holdings' investors. Shares of Class B Stock are convertible into an equal number of shares of Class A Stock once the Preferred Stock and Class A Stock have received their priority distribution.

Based on management's assessment of the valuation of the Company at the date of issuance of the Class B Stock, there was no excess value attributable to the Class B stock and therefore, no accrual for compensation expense was necessary.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation will not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 17 - SUBSEQUENT EVENT
-------------------------

On February 23, 1998, the Company acquired all of the assets of the pet food division (the "AGP Business") of Consolidated Nutrition, L.C. The assets acquired by the Company include four plants located in the states of Alabama,
Kansas, Missouri and Nebraska.    The Company intends to use the acquired assets
to produce its current products. The purchase price was approximately $12.4 million. The acquisition was accounted for using the purchase method of accounting. The Company financed the acquisition of the AGP Business and related costs with a $12.5 million borrowing under the terms of its Acquisition Facility.

Schedule IX - Valuation Reserves

                                                      Column A         Column B        Column C         Column D        Column E

                                                                                      Additions
                                                                     -------------------------------------------
                                                      Balance at       Charged to      Charged to                        Balance at
                                                      Beginning        Costs and          Other                              End
              Description                             of Period         Expenses        Accounts        Deductions         of Year
 ---------------------------------------             -------------   ---------------  --------------   --------------   ------------

December 28, 1996   Allowance for doubtful accounts   $ 20,000         $ 28,000       $      -         $        -       $ 48,000
                                                      ========         ========       ========         ==========       ========

December 27, 1997   Allowance for doubtful accounts   $ 48,000         $ 49,000       $275,000         $        -       $372,000
                                                      ========         ========       ========         ==========       ========

Exhibit 12.1

                       Windy Hill Pet Food Company, Inc.
               Computation of Ratio of Earnings to Fixed Charges
                            (dollars in thousands)


                                                           Years ended
                                              ---------------------------------------
                                                December 27,         December 28,
                                                    1997                 1996
                                              ------------------   ------------------
Income (loss) before income taxes           $              (761) $             2,456
Fixed charges:
Interest expense                                         10,068                3,825
Amortization of debt issuance costs                         715                  259
Interest portion of rentals                                 223                  248
                                              ------------------   ------------------
Earnings available for fixed charges        $            10,245  $             6,788
                                              ==================   ==================

Fixed charges:
Interest expense                            $            10,068  $             3,825
Amortization of debt issuance costs                         715                  259
Interest portion of rentals                                 223                  248
                                              ------------------   ------------------
                                            $            11,006  $             4,332
                                              ==================   ==================

Ratio of earnings to fixed charges                   (A)                 1.57
                                              ==================   ==================

(1) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense, whether expensed or capitalized, including amortization of debt issuance costs and the portion (one-third) of rental expense that management believes is representative of the interest component of rent expense.

(A) As a result of the loss before income taxes incurred during the year ended December 27, 1997, the Company was unable to fully cover the indicated fixed charges.