Form 10-Q
period 1998-03-28
WINDY HILL PET FOOD CO INC
filed 1998-05-12
CIK 1041685

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q


     (Mark One)

   [X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________



                        Commission file number 33-30261
                       WINDY HILL PET FOOD COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          MINNESOTA                                                               41-0323270
          ---------                                                               ----------
(State or Other Jurisdiction of Incorporation or Organization)         (IRS Employer Identification No.)

                               Highwoods Plaza II
                          103 Powell Court, Suite 200
                              Brentwood, TN  37027
          (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                     May 8, 1998
                                                                             100
Common stock, $0.01 par value

--------------------------------------------------------------------------------
================================================================================

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 8

                       WINDY HILL PET FOOD COMPANY, INC.
                                BALANCE SHEETS
                            (dollars in thousands)


                                                                                       March 28,                  December 27,
                                                                                          1998                        1997
                                                                                    -----------------           -----------------
                                                                                       (unaudited)                  (audited)
ASSETS
Current assets:
     Cash and cash equivalents                                                               $ 1,702                       $ 731
     Accounts receivable (net of $386 and $372 allowance, respectively)                       17,843                      19,252
     Accounts receivable - other                                                                 545                         709
     Inventories (Note 3)                                                                     15,484                      13,312
     Prepaid expenses                                                                          1,324                         990
     Current deferred tax asset                                                                2,360                       2,335
                                                                                    -----------------           -----------------
          Total current assets                                                                39,258                      37,329

Property, plant and equipment, net                                                            72,097                      60,774
Investments in joint ventures                                                                  2,462                       3,527
Goodwill and other intangible assets, net                                                     97,846                      98,465
Other assets, net                                                                             14,132                      13,612
                                                                                    -----------------           -----------------

          Total assets                                                                     $ 225,795                   $ 213,707
                                                                                    =================           =================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt                                                       $ 1,500                     $ 1,312
     Senior secured revolving debt facility                                                        -                       2,000
     Accounts payable                                                                         15,091                      20,178
     Accrued liabilities                                                                      11,164                       8,154
                                                                                    -----------------           -----------------
          Total current liabilities                                                           27,755                      31,644

Deferred tax liability                                                                        13,059                      12,390
Senior secured debt                                                                           25,812                      13,688
Senior subordinated notes                                                                    120,000                     120,000
Other liabilities                                                                              5,684                       3,257
                                                                                    -----------------           -----------------
          Total liabilities                                                                  192,310                     180,979
                                                                                    -----------------           -----------------

Stockholder's equity:
     Common stock, $0.01 par value; 10,000 shares authorized,
        100 shares issued and outstanding                                                          -                           -
     Paid-in capital                                                                          35,458                      35,458
     Accumulated deficit                                                                      (1,973)                     (2,730)
                                                                                    -----------------           -----------------
          Total stockholder's equity                                                          33,485                      32,728
                                                                                    -----------------           -----------------

          Total liabilities and stockholder's equity                                       $ 225,795                   $ 213,707
                                                                                    =================           =================


                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)

                                                                              Company                    Old Windy Hill
                                                                          ---------------------------------------------------
                                                                                          Three Months Ended
                                                                          ---------------------------------------------------
                                                                                 March 28,                  March 29,
                                                                                   1998                       1997
                                                                          -----------------------    ------------------------
Net sales                                                                          $ 61,769                 $ 25,937
Cost of goods sold                                                                   44,737                   16,061
                                                                          -----------------------    ------------------------

     Gross profit                                                                    17,032                    9,876
                                                                          -----------------------    ------------------------

Selling, distribution and marketing expenses:
     Selling and distribution                                                         4,385                    2,441
     Trade promotions                                                                 3,562                    3,335
     Consumer marketing                                                                  71                      184
                                                                          -----------------------    ------------------------
Total selling, distribution and
  marketing expenses                                                                  8,018                    5,960

Amortization of goodwill and other intangibles                                          973                      463
General and administrative expenses                                                   3,020                    1,287
Equity in earnings of joint ventures                                                   (266)                       -
Transition related costs (Note 4)                                                       160                        -
                                                                          -----------------------    ------------------------
Total operating expenses                                                             11,905                    7,710
                                                                          -----------------------    ------------------------

     Operating income                                                                 5,127                    2,166

Interest income                                                                           -                      (13)
Interest expense                                                                      3,457                    1,207
Amortization of debt issuance costs                                                     241                       98
Other bank and financing expenses                                                        29                       13
                                                                          -----------------------    ------------------------

     Income before income taxes                                                       1,400                      861

Income tax provision                                                                    643                      344
                                                                          -----------------------    ------------------------

     Net income                                                                    $    757                 $    517
                                                                          =======================    ========================

                                          See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                             (dollars in thousands)
                                  (unaudited)

                                                      Common        Additional
                                                       Stock         Paid-in           Accumulated
                                                      Shares         Capital             Deficit             Total
                                                    ---------     --------------     --------------       ---------------
Balance at December 27, 1997                             100            $ 35,458           $ (2,730)           $ 32,728

Net income                                                 -                   -                757                 757
                                                    ---------     --------------     --------------       ---------------

Balance at March 28, 1998                                100            $ 35,458           $ (1,973)           $ 33,485
                                                    =========     ==============     ==============       ===============


                                          See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                        Company               Old Windy Hill
                                                                                   -------------------------------------------
                                                                                                Three Months Ended
                                                                                   -------------------------------------------
                                                                                       March 28,                March 29,
                                                                                          1998                     1997
                                                                                   --------------------     ------------------
Cash flows from operating activities:
     Net income                                                                             $    757                 $    517
     Adjustments to reconcile net income
     to cash provided by operating activities:
        Depreciation and amortization                                                          2,337                      953
        Deferred income taxes                                                                    643                      345
        Equity in earnings of joint ventures                                                    (266)                       -
        Operating advances from joint ventures                                                   358                        -
        Deferred revenue                                                                       3,000                        -
        Change in assets and liabilities, net of effects of businesses acquired:
             Decrease in accounts receivable                                                   2,310                    1,272
             Decrease in inventories                                                           1,390                       81
             Increase in prepaid expenses                                                       (263)                      (3)
             Decrease in accounts payable                                                     (5,654)                    (238)
             Increase (decrease) in accrued liabilities                                        1,780                   (1,421)
                                                                                   --------------------     ------------------
Net cash provided by operating activities                                                      6,392                    1,506
                                                                                   --------------------     ------------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                               (1,362)                    (287)
     Change to other non-current assets and liabilities                                         (375)                    (234)
     Payment for acquisition of businesses,
        net of cash acquired                                                                 (13,972)                       -
                                                                                   --------------------     ------------------
Net cash used in investing activities                                                        (15,709)                    (521)
                                                                                   --------------------     ------------------

Cash flows from financing activities:
     Proceeds from senior secured and revolving debt                                          12,500                    2,000
     Repayment of borrowings                                                                  (2,188)                  (3,450)
     Debt issuance costs                                                                         (24)                       -
                                                                                   --------------------     ------------------
Net cash provided by (used in) financing activities                                           10,288                   (1,450)
                                                                                   --------------------     ------------------

Increase in cash and cash equivalents                                                            971                     (465)

Cash and cash equivalents, beginning of period                                                   731                      570
                                                                                   --------------------     ------------------

Cash and cash equivalents, end of period                                                    $  1,702                 $    105
                                                                                   ====================     ==================

                                          See accompanying notes to financial statements


                       WINDY HILL PET FOOD COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
-----------------------------

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

For further information, reference should be made to the financial statements for the fiscal year ended December 27, 1997 and the notes thereto included in the Company's Annual Report and Form 10-K on file at the Securities and Exchange Commission.

NOTE 2 - BUSINESS ACQUISITIONS
-----------------------------

On May 21, 1997, Windy Hill Pet Food Acquisition Co., a newly formed indirect subsidiary of Windy Hill Pet Food Holdings, Inc. ("Holdings"), merged with and into Hubbard Milling Company ("Hubbard") and Windy Hill Pet Food Company, Inc. ("Old Windy Hill"), a wholly-owned subsidiary of Holdings, purchased all of the capital stock of Armour Corporation, a holding company which prior to the closing of the transaction owned 5% of the capital stock of Hubbard and after the consummation of the transaction owned 39% of the capital stock of Hubbard. Concurrently, Hubbard, the surviving corporation in the merger, was renamed Windy Hill Pet Food Company, Inc., and Holdings transferred all the operating assets and liabilities, including $27.0 million of equity and $51.0 million of indebtedness (the "Existing Indebtedness") of Old Windy Hill to the Company. For financial reporting purposes, these transactions were accounted for as a purchase of Hubbard by Old Windy Hill and the results of operations of Hubbard have been included since the date of acquisition. The net combined purchase price of Hubbard was approximately $131.1 million (net of cash acquired).

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

On February 23, 1998, the Company acquired all the assets of the pet food division of Consolidated Nutrition, L.C. (the "AGP Business"). The assets acquired by the Company include four manufacturing facilities located in the states of Alabama, Kansas, Missouri and Nebraska. The Company intends to use the acquired assets to produce its current products. The purchase price was approximately $12.4 million. The acquisition was accounted for using the purchase method of accounting. The Company financed the acquisition of the AGP Business and related costs with a $12.5 million borrowing under the terms of its senior secured acquisition debt facility.

On February 28, 1998, the Company terminated its joint venture located in Cartersville, GA ("Cartersville"), with Flint River Mills, Inc. ("Flint River"). Subsequent to the dissolution of the joint venture, the Company purchased Flint River's interest in Cartersville for $1.3 million.

The purchase price of the acquisitions have been allocated to tangible and intangible assets as follows (in thousands):

                                                                                                           AGP
                                                                                    Hubbard              Business
                                                                                ----------------      ----------------
Cash paid to acquire business, net of cash acquired                                   $ 131,052              $ 12,436
Other acquisition costs                                                                   5,438                   251
                                                                                ----------------      ----------------
                                                                                        136,490                12,687
Cost assigned to net tangible assets and assets held for sale                           (86,305)              (12,436)
                                                                                ----------------      ----------------
Cost assigned to intangible assets                                                    $  50,185              $    251
                                                                                ================      ================


Had the acquisitions taken place January 1, 1997, the unaudited pro forma net sales, income before income taxes, and net income for the three months ended March 28, 1998 and March 29, 1997, respectively, would have been as follows (in thousands):


                                                                                         Three Months Ended
                                                                                --------------------------------------
                                                                                   March 28,             March 29,
                                                                                     1998                  1997
                                                                                ----------------      ----------------
Net sales                                                                              $ 69,525              $ 66,813
                                                                                ================      ================
Income before income taxes                                                             $  1,373              $    994
                                                                                ================      ================
Net income                                                                             $    745              $    602
                                                                                ================      ================

NOTE 3 - INVENTORIES
--------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):

                                                                March 28,               December 27,
                                                                  1998                      1997
                                                            ------------------        ------------------
Raw materials                                                        $  3,392                  $  3,004
Packaging                                                               7,036                     5,536
Finished goods                                                          5,056                     4,772
                                                            ------------------        ------------------
                                                                     $ 15,484                  $ 13,312
                                                            ==================        ==================

NOTE 4 - TRANSITION RELATED COSTS
--------------------------------

Transition related expenses represent one-time costs incurred to integrate the business acquisitions. These costs include relocation expenses, systems conversion costs and other unique transition expenses.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1997 Form 10-K for the period ended December 27, 1997.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1998 and 1997) in this discussion refer to the Company's March-ending quarters.

The following tables set forth, for the periods indicated, the percentage, which the items in the Statements of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown on the pages that follow.

             COMPARATIVE RESULTS: THREE MONTHS ENDED MARCH 28, 1998
                         AND MARCH 29, 1997 (UNAUDITED)


                                                                                                                       Period to
                                           Company                             Old Windy Hill                            Period
                                       -----------------------------------------------------------------------
                                                              Three Months Ended                                        Increase
                                       -----------------------------------------------------------------------
(dollars in thousands)                       March 28, 1998                        March 29, 1997                      (Decrease)
                                       ------------------------------     ------------------------------------         ----------

Net sales                                    $ 61,769          100.0%             $ 25,937            100.0%             138.2%
Cost of goods sold                             44,737           72.4                16,061             61.9              178.5
                                       -----------------    ---------     --------------------    ------------         ----------
     Gross profit                              17,032           27.6                 9,876             38.1               72.5
                                       -----------------    ---------     --------------------    ------------         ----------

Selling, distribution and
  marketing expenses:
     Selling and distribution                   4,385            7.1                 2,441              9.4               79.6
     Trade promotions                           3,562            5.8                 3,335             12.9                6.8
     Consumer marketing                            71            0.1                   184              0.7              (61.4)
                                       -----------------    ---------     --------------------    ------------         ----------
Total selling, distribution
  and marketing expenses                        8,018           13.0                 5,960             23.0               34.5
                                       -----------------    ---------     --------------------    ------------         ----------

Amortization of goodwill
  and other intangibles                           973            1.6                   463              1.8              110.2
General and administrative
  expenses                                      3,020            4.9                 1,287              4.9              134.7
Equity in earnings of
  joint ventures                                 (266)          (0.4)                    -              0.0                0.0
Transition related costs                          160            0.2                     -              0.0                0.0
                                       -----------------    ---------     --------------------    ------------         ----------
     Total operating expenses                  11,905           19.3                 7,710             29.7               54.4
                                       -----------------    ---------     --------------------    ------------         ----------

     Operating income                           5,127            8.3                 2,166              8.4              136.7

Interest income                                     -            0.0                   (13)            (0.0)               0.0
Interest expense                                3,457            5.6                 1,207              4.7              186.4
Amortization of debt
  issuance costs                                  241            0.4                    98              0.4              145.9
Other bank and financing
  expenses                                         29            0.0                    13              0.0              123.1
                                       -----------------    ---------     --------------------    ------------         ----------

     Income before
       income taxes                             1,400            2.3                   861              3.3               62.6
Income tax provision                              643            1.0                   344              1.3               86.9
                                       -----------------    ---------     --------------------    ------------         ----------

     Net income                                 $ 757            1.3%                $ 517              2.0%              46.4%
                                       =================    =========     ====================    ============         ==========

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 29,
                                      1997

Net Sales. Net sales for the three months ended March 28, 1998 were $61.8 million, which was an increase of $35.9 million over sales of $25.9 million in the same period in 1997. The increase was primarily due to the inclusion of $29.7 million of sales attributable to the acquisition of Hubbard in May 1997 and $3.9 million of sales attributable to the acquisition of the AGP Business in February 1998. In addition, the Company increased sales by $2.2 million attributable mainly to higher co-pack sales.

Gross Profit. Gross profit for the three months ended March 28, 1998 was $17.0 million, or 27.6% of net sales, as compared to $9.9 million, or 38.1% of net sales, for the same period in 1997. The lower gross margin was the result of the inclusion of Hubbard private label product sales, which generally have lower gross margins than the Company's branded products.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses decreased as a percentage of net sales to 13.0% for the three months ended March 28, 1998 from 23.0% for the comparable period in 1997. The decrease was attributable to lower selling and distribution expenses as a percentage of net sales resulting from realized distribution efficiencies from the increased size of the Company. In addition, trade promotions were lower as a percentage of net sales due to the inclusion of Hubbard private label product sales and higher co-pack sales, both of which generally require lower trade promotional activity.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased as a result of the Hubbard acquisition in May 1997.

General and Administrative Expenses. General and administrative expenses increased to $3.0 million for the three months ended March 28, 1998, as compared to $1.3 million for the comparable period in 1997 but remained flat as a percentage of net sales at 4.9%. The increase of $1.7 million was due to additional staffing and infrastructure required as a result of the Hubbard acquisition.

Equity in Earnings of Joint Ventures. As part of the Hubbard acquisition, the Company became a 50% equity partner in four joint ventures engaged in the business of manufacturing pet food products. The $0.3 million of earnings represents the Company's share in the operating profits of the joint ventures.

Transition Related Costs. Transition related costs represent one-time costs incurred to integrate the business acquisitions. These costs include relocation expenses, systems conversion costs and other unique transition expenses.

Operating Income. Operating income for the three months ended March 28, 1998 was $5.1 million, which was $2.9 million higher than operating income of $2.2 million for the comparable period in 1997. Operating income decreased as a percentage of net sales to 8.3% for 1998 compared to 8.4% for 1997. Operating income as a percentage of net sales, excluding one-time transition related costs, was 8.6% for 1998. The increase from the comparable period in 1997 was attributable to higher sales volumes and efficiencies resulting from the growth of the Company.

Interest Expense and Amortization of Debt Issuance Costs. The aggregate net interest expense and amortization of debt issuance costs in the first quarter of 1998 was $3.7 million compared to $1.3 million for the comparable period in 1997. The increase was due primarily to the incremental debt incurred to finance the Hubbard acquisition.

Income Tax Provision. The effective federal and state tax rate for the quarter ended March 28, 1998 was approximately 45.9% as compared to 40.0% for the same period in 1997. The increase in the effective rate was due to the inclusion of non-deductible goodwill amortization associated with the stock purchase of Hubbard.

Net Income. Net income for the quarter ended March 28, 1998 was $0.8 million, which was $0.2 million greater than net income in the comparable period in 1997. The increase in net income was principally due to higher operating income versus the prior year period.

                        LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 28, 1998, cash provided by operating activities was $6.4 million. The first quarter net income after adjusting for $2.7 million of non-cash charges, provided $3.5 million of cash.

Net cash used for investing activities was $15.7 million. The acquisition of the AGP Business and Cartersville used $12.5 million and $1.3 million of cash, respectively. The Company also expended $1.4 million on capital expenditures primarily for machinery and equipment to upgrade the Company's manufacturing facilities. The Company expects to spend approximately $8.0 million in fiscal 1998. The Company anticipates that these expenditures will be funded from internal sources and available borrowing capacity.

During the first quarter of 1998, net cash provided by financing activities was $10.3 million. On February 23, 1998, the Company incurred $12.5 million in additional debt under its $45.0 million senior secured acquisition debt facility to fund the acquisition of the AGP Business. During the quarter, the Company repaid $0.2 million of principal on its senior secured term debt and $2.0 million of revolving debt under its $20.0 million working capital debt facility.

As of March 28, 1998, the Company had $1.7 million of cash and cash equivalents. The Company's primary sources of liquidity are cash from operations and borrowings under its $20.0 million working capital debt facility. At March 28, 1998, the Company had no outstanding balance under its working capital debt facility. Management believes the available borrowing capacity combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

Year 2000 Compliance The Company is currently in the process of modifying or replacing its computer systems for Year 2000 Compliance. The process is expected to be completed in early 1999 and, based on current cost estimates, is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Not applicable.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  Exhibits

Exhibit
Number    Exhibit
------    -------

3.1 Certificate of Amended and Restated Articles of Incorporation of Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form S-4 filed on September 9, 1997 (the "S-4")).

3.2 By-Laws of Windy Hill Pet Food Company, Inc. (incorporated by reference to Exhibit 3.2 to the S-4).

4.1 Indenture, dated as of May 21, 1997, between Windy Hill Pet Food Company, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to the S-4).

10.1 Termination and Dissolution Agreement, dated March 25, 1998, by and between Flint River Mills, Inc. and Windy Hill Pet Food Company, Inc.

27.1      Financial Data Schedule


(b)  Reports on Form 8-K

     None.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDY HILL PET FOOD COMPANY, INC.


     Dated: May 12, 1998     By: /s/ Charles Dunleavy
                                     ----------------
                                     Charles Dunleavy
                                     Vice President - Finance
                                     (Duly Authorized Officer,
                                     Principal Financial Officer and
                                     Principal Accounting Officer)