Form 10-Q
period 1998-06-27
WINDY HILL PET FOOD CO INC
filed 1998-08-11
CIK 1041685

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


 (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________



                        Commission file number 33-30261
                       WINDY HILL PET FOOD COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          MINNESOTA                                        41-0323270
          ---------                                        ----------
(State or Other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                     Identification No.)


                               Highwoods Plaza II
                          103 Powell Court, Suite 200
                              Brentwood, TN  37027
          (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No X
                                        --     -

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                 August 11, 1998
Common stock, $0.01 par value                                           100

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

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 8.

                       WINDY HILL PET FOOD COMPANY, INC.
                                 BALANCE SHEETS
                             (dollars in thousands)


                                                                 June 27,                    June 28,
                                                                   1998                        1997
                                                           -----------------           -----------------
                                                              (unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                      $  1,063                    $    731
     Accounts receivable (net of $400 and $372
       allowance, respectively)                                       21,894                      19,252
     Accounts receivable - other                                         412                         709
     Inventories (Note 3)                                             17,181                      13,312
     Prepaid expenses                                                  1,356                         990
     Current deferred tax asset                                        2,394                       2,335
                                                           -----------------           -----------------
       Total current assets                                           44,300                      37,329

Property, plant and equipment, net                                    79,277                      60,774
Investments in joint ventures                                          1,975                       3,527
Goodwill and other intangible assets, net                            108,570                      98,465
Other assets, net                                                     15,617                      13,612
                                                           -----------------           -----------------
       Total assets                                                 $249,739                    $213,707
                                                           -----------------           -----------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt                              $  1,937                    $  1,312
     Senior secured revolving debt facilty                                 -                       2,000
     Accounts payable                                                 21,140                      20,178
     Accrued liabilities                                              10,750                       8,154
                                                           -----------------           -----------------
       Total current liabilites                                       33,827                      31,644

Deferred tax liability                                                13,004                      12,390
Senior secured debt                                                   44,223                      13,688
Senior subordinated notes                                            120,000                     120,000
Other liabilities                                                      4,787                       3,257
                                                           -----------------           -----------------
       Total liabilities                                             215,841                     180,979
                                                           -----------------           -----------------

Stockholder's equity:
     Common stock, $0.01 par value; 10,000 shares
       authorized, 100 shares issued and outstanding                       -                           -
     Paid-in capital                                                  35,458                      35,458
     Accumulated deficit                                              (1,560)                     (2,730)
                                                           -----------------           -----------------
       Total stockholder's equity                                     33,898                      32,728
                                                           -----------------           -----------------

       Total liabilities and stockholder's equity                   $249,739                    $213,707
                                                           =================           =================

                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)




                                                                        Three Months Ended
                                                           -----------------           -----------------
                                                                 June 27,                    June 28,
                                                                   1998                        1997
                                                           -----------------           -----------------
Net sales                                                            $66,023                     $34,385
Cost of goods sold                                                    47,843                      23,268
                                                           -----------------           -----------------
     Gross profit                                                     18,180                      11,117
                                                           -----------------           -----------------

Selling, distribution and marketing expenses:
     Selling and distribution                                          4,460                       3,190
     Trade promotions                                                  3,610                       4,114
     Consumer marketing                                                  129                         317
                                                           -----------------           -----------------
Total selling, distribution and
  marketing expenses                                                   8,199                       7,621
                                                           -----------------           -----------------

Amortization of goodwill and other intangibles                         1,083                         664
General and administrative expenses                                    3,868                       1,757
Equity in earnings of joint ventures                                    (219)                        (29)
Transition related costs (Note 4)                                        353                         107
                                                           -----------------           -----------------
Total operating expenses                                              13,284                      10,120
                                                           -----------------           -----------------

     Operating income                                                  4,896                         997

Interest expense, net                                                  3,756                       2,168
Amortization of debt issuance costs                                      245                         152
Other bank and financing expenses                                         29                          19
                                                           -----------------           -----------------

     Income (loss) before income taxes                                   866                      (1,342)
Income tax expense (benefit)                                             453                        (534)
                                                           -----------------           -----------------

     Income (loss) before extraordinary item                             413                        (808)
Early extinguishment of debt, net of tax                                   -                       2,294
                                                           -----------------           -----------------

     Net income (loss)                                               $   413                     $(3,102)
                                                           =================           =================

                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)

                                                                          Six Months Ended
                                                           -----------------           -----------------
                                                                 June 27,                    June 28,
                                                                   1998                        1997
                                                           -----------------           -----------------
Net sales                                                           $127,791                     $60,323
Cost of goods sold                                                    92,580                      39,330
                                                           -----------------           -----------------

     Gross profit                                                     35,211                      20,993
                                                           -----------------           -----------------

Selling, distribution and marketing expenses:
     Selling and distribution                                          8,844                       5,631
     Trade promotions                                                  7,173                       7,449
     Consumer marketing                                                  200                         501
                                                           -----------------           -----------------
Total selling, distribution and
  marketing expenses                                                  16,217                      13,581

Amortization of goodwill and other intangibles                         2,056                       1,126
General and administrative expenses                                    6,887                       3,045
Equity in earnings of joint ventures                                    (485)                        (29)
Transition related costs (Note 4)                                        513                         107
                                                           -----------------           -----------------
Total operating expenses                                              25,188                      17,830
                                                           -----------------           -----------------

     Operating income                                                 10,023                       3,163

Interest expense, net                                                  7,213                       3,362
Amortization of debt issuance costs                                      486                         251
Other bank and financing expenses                                         58                          31
                                                           -----------------           -----------------

     Income (loss) before income taxes                                 2,266                        (481)
Income tax expense (benefit)                                           1,096                        (190)
                                                           -----------------           -----------------

     Income (loss) before extraordinary item                           1,170                        (291)
Early extinguishment of debt, net of tax                                   -                       2,294
                                                           -----------------           -----------------

     Net income (loss)                                              $  1,170                     $(2,585)
                                                           =================           =================

                See accompanying notes to financial statements.

                       WINDY HILL PET FOOD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                  Six Months Ended
                                                                   -----------------           -----------------
                                                                        June 27,                   June 28,
                                                                          1998                       1997
                                                                   -----------------           -----------------
Cash flows from operating activities:
     Net income                                                        $  1,170                     $ (2,585)
     Adjustments to reconcile net income
      to cash provided by operating activities:
        Depreciation and amortization                                     4,973                         2,809
        Deferred income taxes                                               923                         1,745
        Early extinguishment of debt                                          -                         2,294
        Equity in earnings of joint ventures                               (485)                          (29)
        Operating advances from joint ventures                            1,063                            84
        Deferred revenue                                                  2,833                          (227)
        Change in assets and liabilities,
          net of effects of businesses acquired:
             Decrease in accounts receivable                                859                         1,349
             (Increase) decrease in inventories                           2,123                          (243)
             (Increase) decrease in prepaid expenses                       (960)                           66
             Decrease in accounts payable                                (1,390)                       (3,121)
             Increase in accrued liabilities                              1,262                         6,840
                                                                   -----------------           -----------------
Net cash provided by operating activities                                12,371                         5,492
                                                                   -----------------           -----------------

Cash flows from investing activities:
     Additions to property, plant and equipment                          (3,700)                         (944)
     Changes to other non-current assets and
       liabilities                                                       (2,512)                         (540)
     Payment for acquisition of businesses,
        net of cash acquired                                            (34,523)                     (135,134)
     Net assets sold                                                          -                        62,915
                                                                   -----------------           -----------------
Net cash used in investing activities                                   (40,735)                      (73,703)
                                                                   -----------------           -----------------

Cash flows from financing activities:
     Proceeds from senior secured and
       revolving debt                                                    34,000                       189,500
     Repayment of borrowings                                             (5,263)                     (109,952)
     Capital contribution                                                     0                        10,000
     Debt issuance costs                                                    (41)                      (10,565)
                                                                   -----------------           -----------------
Net cash provided by (used in) financing activities                      28,696                        78,983
                                                                   -----------------           -----------------

Increase in cash and cash equivalents                                       332                        10,772

Cash and cash equivalents, beginning of period                              731                           570
                                                                   -----------------           -----------------

Cash and cash equivalents, end of period                               $  1,063                     $  11,342
                                                                   =================           =================

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

On February 28, 1998, the Company terminated its joint venture located in Cartersville, GA ("Cartersville"), with Flint River Mills, Inc. ("Flint River"). Subsequent to the dissolution of the joint venture, the Company purchased Flint River's 50% interest in Cartersville for $1.3 million.

On March 30, 1998, the Company acquired the machinery, equipment, inventory, trademarks and other tangible personal property of the pet food division of NuLaid Foods, Inc. ("NuPet") for $3.1 million. In addition, the Company has the option to purchase the Feed Mill facility, the buildings and land located in California for an additional $2.3 million. This option expires in September 2000. The Company intends to use the acquired assets to produce its current products. The acquisition was accounted for using the purchase method of accounting. The Company financed the acquisition of NuPet and related costs with a $3.5 million borrowing under the terms of its senior secured acquisition debt facility.

On June 1, 1998, the Company acquired the stock of Deep Run Packing Company, Inc. The assets acquired include the company's manufacturing facility, machinery, equipment and land located in Pennsylvania. The Company intends to use the acquired assets to diversify into the "wet" pet food market segment. The purchase price was approximately $16.4 million. The acquisition was accounted for using the purchase method of accounting. The Company financed the acquisition of Deep Run Packing and related costs with a $17.0 million borrowing under the terms of its senior secured acquisition debt facility.

The total purchase price for the businesses and other acquisition costs of $33.2 million, as adjusted for resolution of contingent items at acquisition date, was allocated to tangible assets and liabilities based on their fair values ($22.4 million) and intangible assets ($10.8 million).

Had the acquisitions taken place January 1, 1997, the unaudited pro forma net sales, income before income taxes, and net income (loss) for the six months ended June 27, 1998 and June 28, 1997, respectively, would have been as follows (in thousands):

                                                                    Six Months Ended
                                                       ------------------------------------------
                                                            June 27,                June 28,
                                                             1998                     1997
                                                       -----------------        -----------------
Net sales                                                  $ 151,495                $  80,381
                                                       =================        =================

Income before income taxes                                 $   2,461                $     725
                                                       =================        =================

Net income (loss)                                          $   1,308                $  (1,860)
                                                       =================        =================


NOTE 3 - INVENTORIES
--------------------

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):

                                                                   June 27,               December 27,
                                                                     1998                     1997
                                                              -----------------        -----------------
             Raw materials                                              $ 4,673                  $ 3,004
             Packaging                                                    8,159                    5,536
             Finished goods                                               4,349                    4,772
                                                              -----------------        -----------------
                                                                        $17,181                  $13,312
                                                              =================        =================


NOTE 4 - TRANSITION RELATED COSTS
--------------------------------

Transition related expenses represent one-time costs incurred to integrate the business acquisitions. These costs include relocation expenses, systems conversion costs and other unique transition expenses.

NOTE 5 - SUBSEQUENT EVENT
------------------------
On August 3, 1998 DPC Acquisition Corp. ("DPCAC"), parent company of Doane Products Company ("Doane"), acquired Windy Hill Pet Food Holdings, Inc., parent company of the Company for approximately 1.6 million shares of common stock of DPCAC and the assumption of approximately $181.6 million of indebtedness. See
Item 5 - Other Information.

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1998 and 1997) in this discussion refer to the Company's June-ending quarters.

The following tables set forth, for the periods indicated, the percentage, which the items in the Statements of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown on the pages that follow.

             COMPARATIVE RESULTS: THREE MONTHS ENDED JUNE 27, 1998
                         AND JUNE 28, 1997 (UNAUDITED)


                                                                                                Period to
                                                        Three Months Ended                       Period
                                    ---------------------------    --------------------------   Increase
(dollars in thousands)                     June 27, 1998                   June 28, 1997       (Decrease)
                                    ---------------------------    --------------------------  ----------
Net sales                                 $66,023      100.0%           $34,385      100.0%          92.0%
Cost of goods sold                         47,843       72.5             23,268       67.7          105.6
                                    -------------    ----------    ------------    ----------
     Gross profit                          18,180       27.5             11,117       32.3           63.5
                                    -------------    ----------    ------------    ----------

Selling, distribution and
  marketing expenses:
     Selling and distribution               4,460        6.8              3,190        9.3           39.8
     Trade promotions                       3,610        5.5              4,114       12.0          (12.3)
     Consumer marketing                       129        0.2                317        0.9          (59.3)
                                    -------------    ----------    ------------    ----------
Total selling, distribution
  and marketing expenses                    8,199       12.4              7,621       22.2            7.6
                                    -------------    ----------    ------------    ----------

Amortization of goodwill
  and other intangibles                     1,083        1.6                664        1.9           63.1
General and administrative
  expenses                                  3,868        5.9              1,757        5.1          120.1
Equity in earnings of
  joint ventures                             (219)      (0.3)               (29)      (0.1)         655.2
Transition related costs                      353        0.5                107        0.3          229.9
                                    -------------    ----------    ------------    ----------
     Total operating expenses              13,284       20.1             10,120       29.4           31.3
                                    -------------    ----------    ------------    ----------

     Operating income                       4,896        7.4                997        2.9          391.1

Interest expense, net                       3,756        5.7              2,168        6.3           73.2
Amortization of debt
  issuance costs                              245        0.4                152        0.4           61.2
Other bank and financing
  expenses                                     29        0.0                 19        0.1           52.6
                                    -------------    ----------    ------------    ----------

     Income before
       income taxes                           866        1.3             (1,342)      (3.9)         164.5
Income tax expense (benefit)                  453        0.7               (534)      (1.6)         184.8
                                    -------------    ----------    ------------    ----------

     Income (loss) before
       extraordinary item                     413        0.6               (808)      (2.3)         151.1
Early extinguishment of debt,
  net of tax                                    -          -              2,294        6.7          100.0
                                    -------------    ----------    ------------    ----------


     Net income (loss)                    $   413        0.6%           $(3,102)      (9.0)%        113.3%
                                    =============    ==========    ============    ==========

                             RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO THE THREE MONTHS ENDED
                                 JUNE 28, 1997

Net Sales. Net sales for the three months ended June 27, 1998 were $66.0 million, which was an increase of $31.6 million over sales of $34.4 million in the same period in 1997. The increase is due primarily to the inclusion of sales attributable to the acquisition of Hubbard in May, 1997 ($16.8 million), the acquisition of AGP Business in February, 1998 ($6.1 million), the acquisition of NuPet in March, 1998 ($0.9 million) and the acquisition of Deep Run in June, 1998 ($2.5 million). In addition, the Company had increased sales of $1.4 million attributable to its branded products and $2.8 million attributable to higher co-pack sales.

Gross Profit. Gross profit for the three months ended June 27, 1998 was $18.2 million, or 27.5% of net sales, as compared to $11.1 million, or 32.3% of net sales, for the same period in 1997. The lower gross margin was the result of the inclusion of Hubbard and AGP private label product sales which generally have lower gross margins than the Company's branded products, which comprised the principal portion of 1997 sales.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses decreased as a percentage of net sales to 12.4% for the three months ended June 27, 1998 from 22.2% for the comparable period in 1997. The decrease was attributable to lower selling and distribution expenses as a percentage of net sales resulting from realized distribution efficiencies from the increased size of the Company. In addition, trade promotions were lower as a percentage of net sales due to the inclusion of Hubbard and AGP private label product sales and higher co-pack sales, both of which generally require lower trade promotional activity.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased as a result of the Hubbard, AGP, NuPet and Deep Run acquisitions.

General and Administrative Expenses. General and administrative expenses increased to $3.9 million for the three months ended June 27, 1998, as compared to $1.8 million for the comparable period in 1997. General and administrative expenses were 5.9% of net sales for the three months ended June 27, 1998 compared to 5.1% for the comparable period in 1997. The increase of $2.1 million was due to additional staffing and infrastructure required as a result of the acquisitions of Hubbard, AGP, NuPet and Deep Run.

Equity in Earnings of Joint Ventures. As part of the Hubbard acquisition, the Company became a 50% equity partner in five joint ventures engaged in the business of manufacturing pet food products. Subsequent to the acquisition, the Company has acquired the remaining 50% interest in two of the joint ventures. The $0.2 million of earnings represents the Company's share in the operating profits of the three remaining joint ventures.

Transition Related Costs. Transition related costs represent one-time costs incurred to integrate the business acquisitions. These costs include relocation expenses, systems conversion costs and other unique transition expenses.

Operating Income. Operating income for the three months ended June 27, 1998 was $4.9 million, which was $3.9 million higher than operating income of $1.0 million for the comparable period in 1997. Operating income increased as a percentage of net sales to 7.4% for 1998 compared to 2.9% for 1997. The increase from the comparable period in 1997 was attributable to higher sales volumes and efficiencies resulting from the growth of the Company.

Interest Expense, net and Amortization of Debt Issuance Costs. The aggregate net interest expense and amortization of debt issuance costs in the second quarter of 1998 was $4.0 million compared to $2.3 million for the comparable period in 1997. The increase was due primarily to the incremental debt incurred to finance the Company acquisitions.

Income Tax Provision. The effective federal and state tax rate for the quarter ended June 27, 1998 was approximately 52.3% as compared to a tax benefit for the same period in 1997. The effective tax rate is higher than the normal expected rate because of the inclusion of non-deductible goodwill amortization associated with the stock purchase of Hubbard.

Net Income. Net income for the quarter ended June 27, 1998 was $0.4 million, which was $3.5 million greater than the net loss in the comparable period in 1997. The increase in net income was principally due to higher operating income compared to the prior year period and because the 1997 period had an extraordinary loss due to the early extinguishment of debt.

              COMPARATIVE RESULTS: SIX MONTHS ENDED JUNE 27, 1998
                         AND JUNE 28, 1997 (UNAUDITED)


                                                          Six Months Ended                      Period to
                                                                                                 period
                                    ---------------------------    --------------------------   Increase
(dollars in thousands)                     June 27, 1998                   June 28, 1997       (Decrease)
                                    ---------------------------    --------------------------  ----------
Net sales                                  $127,791      100.0%           $60,323      100.0%         111.8%
Cost of goods sold                           92,580       72.4             39,330       65.2          135.4
                                      -------------    ----------    ------------    ----------
     Gross profit                            35,211       27.6             20,993       34.8           67.7
                                      -------------    ----------    ------------    ----------

Selling, distribution and
  marketing expenses:
     Selling and distribution                 8,844        6.9              5,631        9.3           57.1
     Trade promotions                         7,173        5.6              7,449       12.3           (3.7)
     Consumer marketing                         200        0.2                501        0.8          (60.1)
                                      -------------    ----------    ------------    ----------
Total selling, distribution
  and marketing expenses                     16,217       12.7             13,581       22.5           19.4
                                      -------------    ----------    ------------    ----------

Amortization of goodwill
  and other intangibles                       2,056        1.6              1,126        1.9           82.6
General and administrative
  expenses                                    6,887        5.4              3,045        5.0          126.2
Equity in earnings of
  joint ventures                               (485)      (0.4)               (29)      (0.0)       1,572.4
Transition related costs                        513        0.4                107        0.2          379.4
                                      -------------    ----------    ------------    ----------
     Total operating expenses                25,188       19.7             17,830       29.6           41.3
                                      -------------    ----------    ------------    ----------

     Operating income                        10,023        7.8              3,163        5.2          216.9

Interest expense, net                         7,213        5.6              3,362        5.6          114.5

Amortization of debt
  issuance costs                                486        0.4                251        0.4           93.6
Other bank and financing
  expenses                                       58        0.0                 31        0.1           87.1
                                      -------------    ----------    ------------    ----------

     Income before
       income taxes                           2,266        1.8               (481)      (0.8)         571.1
Income tax expense (benefit)                  1,096        0.9               (190)      (0.3)         676.8
                                      -------------    ----------    ------------    ----------

     Income (loss) before
       extraordinary item                     1,170        0.9               (291)      (0.5)         502.1
Early extinguishment of debt,
  net of tax                                      -          -              2,294        3.8          100.0
                                      -------------    ----------    ------------    ----------
     Net income (loss)                     $  1,170        0.9%           $(2,585)      (4.3)%        145.3%
                                      =============    ==========    ============    ==========


                             RESULTS OF OPERATIONS

 SIX MONTHS ENDED JUNE 27, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 28, 1997

Net Sales. Net sales for the six months ended June 27, 1998 were $127.8 million, which was an increase of $67.5 million over sales of $60.3 million in the same period in 1997. The increase is due primarily to the inclusion of sales attributable to the acquisition of Hubbard in May, 1997 ($46.5 million), the acquisition of AGP Business in February, 1998 ($10.0 million), the acquisition of NuPet in March, 1998 ($0.9 million) and the acquisition of Deep Run in June, 1998 ($2.5 million). In addition, the Company had increased sales of $2.8 million attributable to higher co-pack sales.

Gross Profit. Gross profit for the six months ended June 27, 1998 was $35.2 million, or 27.6% of net sales, as compared to $21.0 million, or 34.8% of net sales, for the same period in 1997. The lower gross margin was the result of the inclusion of Hubbard and AGP private label product sales which generally have lower gross margins than the Company's branded products.

Selling, Distribution and Marketing Expenses. Selling, distribution and marketing expenses decreased as a percentage of net sales to 12.7% for the six months ended June 27, 1998 from 22.5% for the comparable period in 1997. The decrease was attributable to lower selling and distribution expenses as a percentage of net sales resulting from realized distribution efficiencies from the increased size of the Company. In addition, trade promotions were lower as a percentage of net sales due to the inclusion of Hubbard and AGP private label product sales and higher co-pack sales, both of which generally require lower trade promotional activity.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased as a result of the Hubbard, AGP, NuPet and Deep Run acquisitions.

General and Administrative Expenses. General and administrative expenses increased to $6.9 million for the six months ended June 27, 1998, as compared to $3.0 million for the comparable period in 1997. General and administrative expenses were 5.4% of net sales for the six months ended June 27, 1998 compared to 5.0% for the comparable period in 1997. The increase of $3.9 million was due to additional staffing and infrastructure required as a result of the acquisitions of Hubbard, AGP, NuPet and Deep Run.

Equity in Earnings of Joint Ventures. As part of the Hubbard acquisition, the Company became a 50% equity partner in five joint ventures engaged in the business of manufacturing pet food products. Subsequent to the acquisition the Company has acquired the remaining 50% interest in two of the joint ventures. The $0.5 million of earnings represents the Company's share in the operating profits of the three remaining joint ventures.

Transition Related Costs. Transition related costs represent one-time costs incurred to integrate the business acquisitions. These costs include relocation expenses, systems conversion costs and other unique transition expenses.

Operating Income. Operating income for the six months ended June 27, 1998 was $10.0 million, which was $6.8 million higher than operating income of $3.2 million for the comparable period in 1997. Operating income increased as a percentage of net sales to 7.8% for 1998 compared to 5.2% for 1997. The increase from the comparable period in 1997 was attributable to higher sales volumes and efficiencies resulting from the growth of the Company.

Interest Expense, net and Amortization of Debt Issuance Costs. The aggregate net interest expense and amortization of debt issuance costs in the second quarter of 1998 was $7.7 million compared to $3.6 million for the comparable period in 1997. The increase was due primarily to the incremental debt incurred to finance the Company's acquisitions.

Income Tax Provision. The effective federal and state tax rate for the six months ended June 27, 1998 was 48.4% as compared to a tax benefit for the same period in 1997. The effective tax rate is higher than the normal expected rate because of the inclusion of non-deductible goodwill amortization associated with the stock purchase of Hubbard.

Net Income. Net income for the first six months of 1998 was $1.2 million, which was $3.8 million greater than the net loss in the comparable period in 1997. The increase in net income was principally due to higher operating income compared to the prior year period and because the 1997 period had an extraordinary loss due to the early extinguishment of debt.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

For the first six months of 1998, cash provided by operating activities was $12.4 million. Net cash used for investing activities was $40.7 million. The acquisition of the AGP Business, Cartersville, NuPet and Deep Run used $12.4 million, $1.3 million, $3.1 million and $16.4 million of cash, respectively. The Company also expended $4.4 million on capital expenditures primarily for machinery and equipment to upgrade the Company's manufacturing facilities. The Company expects to spend approximately $8.0 million in fiscal 1998. The Company anticipates that these expenditures will be funded from internal sources and available borrowing capacity.

During the first six months of 1998, net cash provided by financing activities was $28.7 million. During the six months ended June 27, 1998, the Company drew down $33.0 million in additional debt under its $45.0 million senior secured acquisition debt facility to fund the acquisition of AGP Business ($12.5 million), NuPet ($3.5 million) and Deep Run ($17.0 million). In addition, during the six months ended June 27, 1998, the Company incurred $1.0 million of debt under its $20.0 million revolving debt facility. During the six months ended June 27, 1998, the Company repaid $0.6 million of principal on its senior secured term debt, $1.7 million of debt under its $45.0 million senior secured acquisition debt facility and $3.0 million of revolving debt under its $20.0 million revolving debt facility.

As of June 27, 1998, the Company had $1.1 million of cash and cash equivalents. The Company's primary sources of liquidity are cash from operations and borrowings under its $20.0 million revolving debt facility. At June 27, 1998, the Company had no outstanding balance under its revolving debt facility. Management believes that cash provided by operations combined with the available borrowing capacity will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

Year 2000 Compliance - The Company has conducted a comprehensive review of its computer software to identify the systems that could be affected by the "year 2000" issue. The year 2000 issue results from computer programs being written using two digits (rather than four) to define the applicable year. As a result, certain of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This calculation could result in a major system failure or miscalculations.

On a combined basis the Company and Doane ("combined Company") have made an assessment of year 2000 compliance, and reviewed its business application software which resulted in plans to either replace or upgrade all essential business software at an estimated cost of $3.5 million. The combined Company is currently reviewing its administrative hardware and software (networks, communications and security systems) and the software related to manufacturing equipment. The combined Company has implemented a program to confirm year 2000 compliance with all third parties with which the combined Company has material relationships.

As of March 31, 1998, the combined Company has incurred costs of approximately $1.4 million in connection with year 2000 compliance. The combined Company intends to complete its year 2000 compliance projects by July 1999. Management believes that a failure to complete its year 2000 compliance, or a failure by parties with whom the combined Company has material relationships to complete year 2000 compliance by such date could have a material adverse effect on the combined Company's financial condition and results of operations. The combined Company believes that it can provide the resources necessary to ensure year 2000 compliance prior to the year 2000. The combined Company also believes that a sufficient number of suppliers exist if the combined Company's current suppliers are delayed in their efforts to achieve year 2000 compliance.

Forward-Looking Statements - Certain of the statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, regarding budgeted capital expenditures, the Company's financial position, and unaudited pro forma financial information are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in the Company's 1997 Form 10-K. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for the remainder of 1998 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Recent Accounting Pronouncements. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt SFAS 130 in the fiscal year ending December 31, 1998.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value.
The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company will adopt SFAS 133 beginning in fiscal 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Not applicable.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------
ITEM 5.  OTHER INFORMATION
--------------------------

Acquisition and Change of Control. On August 3, 1998 DPC Acquisition Corp. ("DPCAC"), parent company of Doane Products Company ("Doane"), acquired Windy Hill Pet Food Holdings, Inc., parent company of the Company for approximately
1.6 million shares of common stock of DPCAC and the assumption of approximately $181.6 million of indebtedness.

In addition, the acquisition by DPCAC was a "change of control" under the indenture pursuant to which the Company's outstanding 9 3/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") were issued. The Company is required pursuant to the indenture to offer to purchase the outstanding Senior Subordinated Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase. The Company is required to notify the holders of the outstanding Senior Subordinated Notes within 30 days of the change in control of the right to require the purchase, and of the repurchase date, which must be not later than 60 days from the date such notice is mailed.

Based on the change of control, the Company also has the option until May 15, 2002 to redeem the Senior Subordinated Notes at a purchase price of 100% of the principal amount thereof plus a "make-whole" premium and accrued interest to the date of purchase.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  Exhibits

Exhibit
Number  Exhibit
------  -------

2.1 Stock Purchase Agreement dated April 6, 1998 between Windy Hill Pet Food Company, Inc. and the shareholders of Deep Run Packaging Company, Inc.

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

WINDY HILL PET FOOD COMPANY, INC.


     Dated:  August 11, 1998     By: /s/ Thomas R. Heidenthal
             ---------------         ------------------------
                                      Thomas R. Heidenthal
                                      Senior Vice President and
                                      Chief Financial Officer


     Dated:  August 11, 1998     By: /s/ Charles Dunleavy
             ---------------         ------------------------
                                      Charles Dunleavy
                                      Vice President - Finance
                                      and Principal Accounting
                                      Officer